Form 10-Q
period 2011-09-30
ANYTHINGIT INC
filed 2011-12-08
CIK 1129048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 000-54540

AnythingIT Inc.
(Name of registrant as specified in its charter)
Delaware	22-3767312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17-09 Zinc Place, Unit 1, Fair Lawn, NJ	07410
(Address of principal executive offices)	(Zip Code)

(877) 766-3050
(Registrant's telephone number, including area code)
not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑   Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  104,458,636 shares of common stock are issued and outstanding as of November 30, 2011.

AnythingIT, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

●	fluctuations in inventory value,
●	declining prices of new computer equipment,
●	our dependence on sales to the Federal government or to prime contractors for the Federal government,
●	our ability to effectively compete,
●	possible need to raise additional capital,
●	the lack of experience of our management in operating a public company,
●	our ability to hire and retain sufficient qualified personnel,
●	possible material weaknesses in our disclosure controls and internal control over financial reporting,
●	risks of integrating acquisitions into our company, and
●	the lack of a public market for our common stock.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report and our other filings with the Securities and Exchange Commission in their entirety.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

We maintain our web site at www.anythingit.com. Information on this web site is not a part of this report.

All share and per share information contained herein gives effect to a 50:1 forward stock split of our outstanding common stock effective in June 2010.

Unless specifically set forth to the contrary, when used in this report the terms “AnythingIT", "we", "us", "our" and similar terms refer to AnythingIT Inc., a Delaware corporation, “fiscal 2011” refers to the year ended June 30, 2011, “fiscal 2010” refers to the year ended June 30, 2010 and “fiscal 2012” refers to the year ending June 30, 2012.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ANYTHINGIT INC.
Balance Sheets
(Unuadited)

	September 30, 2011	June 30, 2011
		(1)
ASSETS
Current assets
Cash and cash equivalents	$1,496,930	$1,270,721
Accounts receivable, net of allowance for doubtful
accounts of $53,945	512,510	372,031
Inventories	24,520	369,489
Deferred financing costs	54,045	54,045
Prepaid expenses and other current assets	26,052	27,202
Total current assets	2,114,057	2,093,488

Property and equipment, net	127,178	122,963

Deferred financing costs	13,025	26,053
Security deposits	10,403	10,403
Total assets	$2,264,663	$2,252,907

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$937,574	$1,131,343
Accrued interest and expenses	157,174	196,645
Customer deposits	18,327	16,176
Deferred revenues	57,193	49,815
Current portion of notes payable	44,418	45,811
Total current liabilities	1,214,686	1,439,790

Long term debt:
Note payable bank	31,264	32,245
Convertible notes payable net of debt discount of $110,386 and $131,083, respectively	439,614	418,917
Total long-term debt	470,878	451,162

Total Liabilities	1,685,564	1,890,952

Shareholders' Equity
Preferred stock - $.01 par value
5,000,000 shares authorized; none outstanding	-	-
Common stock - $.01 par value
200,000,000 shares authorized; 104,458,636 shares issued and outstanding	1,044,586	1,044,586
Additional paid-in capital	6,360,285	6,360,285
Accumulated deficit	(6,825,772)	(7,042,916)
Total shareholders' equity	579,099	361,955
Total liabilities and shareholders' equity	$2,264,663	$2,252,907

See accompanying notes to unaudited finanacial statements.
(1)  Extracted from audited financial statements.

ANYTHINGIT INC.
Statements of Operations
For the Three Months Ended September 30, 2011 and 2010
(Unaudited)

	Three months ended September 30,
	2011	2010

Net sales	$1,888,681	$837,808
Cost of sales	1,015,065	335,135
Gross profit	873,616	502,673

Operating Expenses
Selling, general and administration	626,961	495,629

Operating income	246,655	7,044

Other income (expense) :
Interest expense, net of interest income of $1,619 and $0, respectively	(29,511)	(2,661)

Income before income taxes	217,144	4,383

Provision for income taxes	-	-

Net Income	$217,144	$4,383

Net income per common share:
Basic:	$0.00	$0.00
Fully diluted:	$0.00	$0.00

Weighted average common shares outstanding basic	104,458,636	99,083,636
Weighted average common shares outstanding diluted	125,759,466	99,083,636

See accompanying notes to unaudited finanacial statements.

ANYTHINGIT INC.
Statements of Cash Flows
For the Three Months Ended September 30, 2011 and 2010
(Unaudited)

	Three months ended September 30,
	2011	2010

OPERATING ACTIVITIES
Net Income	$217,144	4,383
Adjustments to reconcile net income from operations to
net cash provided by (used in)operating activities
Depreciation	7,154	3,934
Amortization of debt discount	20,697	-
Amortization of deferred financing costs	13,028	-
Bad debt	-	10,317

Change in operating assets and liabilities
Accounts receivable	(140,479)	30,147
Inventories	344,969	(107,437)
Prepaid expenses and other current assets	1,150	1,759
Accounts payable	(193,768)	63,363
Accrued expenses	(56,108)	(4,495)
Accrued interest	16,636	-
Customer deposits	2,151	(46,335)
Deferred revenues	7,378	25,495
Net cash (used in) provided by operating activities	239,952	(18,869)

INVESTING ACTIVITIES
Purchases of property and equipment	(11,369)	-
Net cash used in investing activities	(11,369)	-
FINANCING ACTIVITIES
Payments to related party	-	(10,500)
Payments on notes payable	(2,374)	(2,704)
Net cash provided by (used in) financing activities	(2,374)	(13,204)

Net increase (decrease) in cash and cash equivalents	226,209	(32,073)

Cash and cash equivalents at beginning of year	1,270,721	538,642

Cash and cash equivalents at end of year	$1,496,930	506,569

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments during the year for :
Interest	$1,466	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Purchase of Treasury Stock for Loan Payable	$-	$45,000

See accompanying notes to unaudited finanacial statements.

ANYTHINGIT INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 1. – DESCRIPTION OF OUR BUSINESS.

AnythingIT Inc. (the “Company”) is a provider of green technology solutions to the information technology (IT) industry, managing the equipment needs of our government and commercial clients by buying, reselling, or recycling, in an environmentally and regulatory compliant manner, computers and other technology hardware.  By delivering cost effective, functional and real-time IT asset management solutions, we believe that we are able to maximize the technology dollars of our clients.

Our focus is on executing and managing secure, compliant end-of-life IT asset management and disposition services.  As part of our services, our reporting systems integrate with our clients existing asset management systems with the goal of providing clear audit trail of the asset and enabling our clients the ability to assess shipping or disposal status, take inventory and generate settlement reports for every returned asset.

The Company maintains its principal office in, Fair Lawn, New Jersey.

NOTE 2. – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation

The unaudited financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 for the year ended June 30, 2011. The financial data for the three month periods presented may not necessarily reflect the results to be anticipated for the complete year ended June 30, 2012.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Certain amounts in the prior period financial statements have been reclassified to conform to current year presentation.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Significant estimates for the periods reported include the allowance for doubtful accounts which is based on an evaluation of our outstanding accounts receivable including the age of amounts due, the financial condition of our specific customers, knowledge of our industry segment and historical bad debt experience. This evaluation methodology has proved to provide a reasonable estimate of bad debt expense in the past and the Company intends to continue to employ this approach in our analysis of collectability.

Assumptions and estimates employed in these areas are material to our reported financial conditions and results of operations. Actual results could differ from these estimates.

ANYTHINGIT INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 2. – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The credit risk associated with cash equivalents is considered low due to the credit quality of the issuers of the financial instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At September 30, 2011 and June 30, 2011, the Company had $505,125 and $704,745 in excess of FDIC insured limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden possible failures of such institutions.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the expected collectability of its accounts receivable. The Company performs credit evaluations of significant customers and establishes an allowance for doubtful accounts based on the aging of receivables, payment performance factors, historical trends and other information. In general, the Company reserves 100% of those outstanding more than 90 days. The Company evaluates and revises the reserve on a monthly basis based on a review of specific accounts outstanding and our history of uncollectible accounts.  As of September 30, 2011 and June 30, 2011, the Company recorded $53,945 of allowance for doubtful accounts.

Inventories

Inventories, consisting of used computer equipment, is stated at the lower of cost or market. The Company reviews inventory for excess or obsolete inventory and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. No allowance is necessary at September 30, 2011 and June 30, 2011.

Unprocessed inventory is shipped to the Company’s facilities and is considered to be end-of-life. The Company does not place a valuation on unprocessed inventory until it is received into the processing queue whereby it is tested and inventoried. Only after this process occurs can the Company provide final valuation in the form of purchase orders for equipment acquisitions and issue a Certificate of Indemnification confirming transfer of ownership and liability. This process can take between 30 to 60 days from the time of receipt to the Company’s warehouse.

Property and equipment

The Company records property, equipment and leasehold improvements at historical cost. Expenditures for maintenance and repairs are recorded to expense; additions and improvements are capitalized. The Company generally provides for depreciation using the straight-line method at rates that approximate the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over remaining term of the lease of twelve years.

Asset Classification	Estimated Useful Life (years)
Computers and software	3
Equipment	5
Furniture and fixtures	5 to 7

ANYTHINGIT INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 2. – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

	September 30, 2011	June 30, 2011
Software	$119,959	$119,959
Furniture & Fixtures	88,869	84,459
Equipment	85,365	85,365
Leasehold improvements	75,948	68,989
Less: Accumulated depreciation	(242,963)	(235,809)
Propert and Equipment, net	$127,178	$122,963

Depreciation for the three month periods ended September 30, 2011 and 2010 was $7,154 and $3,934, respectively.

Revenue Recognition

For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms.  Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable.  If uncertainties exist regarding customer acceptance or collectability, revenue is recognized when those uncertainties have been resolved.  The Company provides a limited as-is warranty on some of its products.  The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience.  At September 30, 2011 and June 30, 2011, a warranty reserve was not considered necessary.

 Asset management fees are recognized once the services have been performed and the results reported to the client.  In those circumstances where the Company disposes of the client’s product, or purchases the product from the client for resale, revenue is recognized as a “product sale” described above.

Shipping and Handling Costs

Shipping costs are included in cost of sales.

Cost of Goods Sold

Cost of goods sold includes cost of equipment, testing, freight, warehouse salaries, and technicians.

Earnings Per Share

The Company adopted FASB ASC 260, Earnings Per Share. Basic earnings (loss) per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding
Shares potentially issuable were as follows:

	September 30, 2011	June 30, 2011
Stock Option	-	-
Warrants	15,332,500	15,332,500
Convertible Notes	5,968,330	5,801,970
	21,300,830	21,134,470

ANYTHINGIT INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 2. – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

The following table shows the calculation of dilutive shares at September 30, 2011:

Shares used in the calculation of basic earnings per share	104,458,636
Total dilutive effect of outstanding warrants	21,300,830
Shares used in computation of dilutive earnings per share	125,759,466

Income Taxes

Under the asset and liability method prescribed under ASC 740, Income Taxes, The Company uses the liability method of accounting for income taxes.  The liability method measures  deferred income taxes by applying  enacted  statutory rates in effect at the  balance  sheet date to the  differences  between the tax basis of assets and  liabilities  and their  reported  amounts on the  financial statements.  The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination.   For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of September 30, 2011 and 2010, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  All of the Company's tax years are subject to federal and state tax examination.

Share-Based Payments

The Company recognizes share-based compensation expense in connection with our share-based awards, net of an estimated forfeiture rate and therefore only recognizes compensation cost for those awards expected to vest over the service period of the award. The Company accounts for the grant of stock and warrants awards in accordance with ASC Topic 718, Compensation – Stock Compensation (ASC 718).  ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of warrants and stock options and other equity based compensation. The Company utilizes a Black-Scholes option pricing model to estimate the fair value of our stock options. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including estimates of expected life of the award, stock price volatility, forfeiture rates and risk-free interest rates. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company use different assumptions, our share-based compensation expense could be materially different in the future.

For the three months ended September 30, 2011 and 2010, total stock-based compensation was $0 and $0, respectively, as no stock options were granted.

Financial Instruments

In January 2010, the FASB issued (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). ASU No. 2010-06 requires new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for such transfers and in the reconciliation for Level 3 fair value measurements, the requirement to disclose separately information about purchases, sales, issuances and settlements. The Company adopted the provisions of ASU No. 2010-06 on January 1, 2010, except for disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements. Those disclosures will be effective for financial statements issued for fiscal years beginning after December 15, 2010. The Company does not expect the impact of its adoption to be material to its financial statements.

ANYTHINGIT INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 2. – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued interest and expenses, and customer deposits are reflected in the balance sheets at cost, which approximates fair value because of the short-term maturity of these instruments.

Advertising

Advertising costs are charged to operations when incurred.  During the three month periods ended September 30, 2011 and 2010, the Company incurred $7,550 and $0, respectively in advertising expense.

New Accounting Standards

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3. - ACCOUNTS RECEIVABLE.

Accounts receivable consisted of the following at September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011
Accounts Receivable	$566,455	$425,976
Less: Allowance for doubtful accounts	(53,945)	(53,945)
Accounts receivable net	$512,510	$372,031

The Company’s allowance for doubtful accounts as of September 30, 2011 and June 30, 2011 was $53,945.

NOTE 4. - INVENTORIES.

Inventories consisted of finished goods at September 30, 2011 and June 30, 2011.

NOTE 5. – RELATED PARTY TRANSACTIONS.

Amounts outstanding under a loan and credit line from a bank (Note 7) are personally guaranteed by officers of the Company.

In February 2010 the Company entered into a Stock Purchase Agreement with Mr. Richard Hausig, a founder and member of our Board of Directors. Under the terms of the agreement, the Company repurchased 15,000,000 shares of our common stock owned by him for $45,000, of which $10,000 was paid on the date of the agreement and the balance is being paid in 10 equal monthly installments of $3,500 through December 2010. The balance at September 30, 2011 and 2010 was $0 and $10,500, respectively. The shares which were repurchased included his original holdings in our company together with 2,500,000 shares issued to him in August 2008 as compensation for services as a member of our Board of Directors. In the event the Company should fail to timely pay any of the first six monthly installments, subject to a 10 day grace period, Mr. Hausig is entitled to retain the purchase price paid by us as liquidated damages and to either receive a pro-rata return of the percentage of shares equal to the payments not received divided by the purchase price or grant us additional time to make the payments. The 15,000,000 shares have been cancelled and returned to the status of authorized but unissued shares of our common stock. The balance was repaid in full during fiscal 2011.

ANYTHINGIT INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 6. – ACCRUED INTEREST AND EXPENSES.

Accrued expenses represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company.

At September 30, 2011 and June 30, 2011, accrued expenses consisted of the following:

	September 30, 2011	June 30, 2011
Accrued interest	$46,833	$30,197
Wages and vacation	51,745	46,752
Commission	7,790	55,941
Professional fees	49,172	61,903
Other	1,634	1,852
	$157,174	$196,645

NOTE 7. – LONG TERM DEBT.

Loan Payable – TD Banknorth

On July 2, 2001 the Company entered into a loan agreement for the principal amount of $100,000, maturing in October 2018 payable with varying monthly installments including interest at approximately 5.25% per annum, secured by all assets of the Company.

Line of Credit Payable – American Express

The Company obtained a Business Capital line from American Express in the amount of $63,200. The line is payable in varying monthly installments including interest at approximately 9.49% per annum. The line is secured by all assets of the Company. At September 30, 2011 and June 30, 2011, the balance is $39,564 and $41,020, respectively.

12% Convertible Promissory Notes

In January and February 2011 the Company issued and sold $550,000 principal amount 12% Convertible Promissory Notes in a private offering resulting in gross proceeds of $495,000.  The notes are unsecured and pay interest at 12% per annum, in arrears, in shares of our common stock valued at $0.10 per share. The notes mature on December 31, 2013, provided, however, that in our sole option we may extend the maturity date until December 31, 2014 if the note is not converted by December 31, 2013.  The notes are convertible at any time at the option of the holder into shares of our common stock at a conversion price of $0.10 per share.  At any time that the closing price of our common stock on any exchange on which it might be listed or in the over the counter market equals or exceeds $0.20 per share for 20 consecutive trading days, we have the right to convert the notes into shares of our common stock at a conversion price of $0.10 per share. The conversion price of the note is subject to proportional adjustment in the event of stock splits, dividends, recapitalizations and similar corporate events.  Presently, these notes are convertible into an aggregate of 5,500,000 shares of our common stock. For the three months ended September 30, 2011 the Company accrued $16,636 in interest on the notes. At September 30, 2011 and June 30, 2011, the Company had $46,833 and $30,197, respectively in accrued interest on the notes.

Debt Discount

In connection with the 12% convertible promissory notes offering, we issued the purchasers Series C Warrants to purchase an aggregate of 2,200,000 shares of our common stock at an exercise price of $0.15 per share.  The exercise price of the Series C warrant is subject to adjustment in the event of stock splits, dividends, recapitalizations and similar corporate events.

ANYTHINGIT INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 7. – LONG TERM DEBT (continued).

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) existed as of February 10, 2011.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. Based on the stock price on the day of commitment, the discount as agreed to in the note, and the number of convertible shares, and the value of the warrants included in the units, the BCF was valued at $165,579.

The Company used the Black-Scholes option pricing model to value the warrants included in the convertible units. Included in the assumptions of this calculation, the Company used a risk-free rate of 0.85% (based on the US Treasury note yield), three year maturity, volatility of 84.0% (based on the daily historical performance of a comparable Company’s stock over two years from the commitment date), and a strike price of $0.15.

In accordance with ASC 470, the Company is amortizing the BCF over the two year term of the note. For the three month period ended September 30, 2011 the Company recognized $20,697 of amortization expense. As of September 30, 2011 and June 30, 2011 the Company had a carrying value of $110,386 and $131,083, respectively.

	September 30, 2011	June 30, 2011

Loan payable to TD Banknorth maturing in October 2018 payable with varing monthly installments including interest at approximately 5.25% per annum, secured by all assets of the Company	$36,118	$37,036

Line payable to American Express payable with varying monthly installments including interest at approximately 9.49% per annum, secured by all assets of the Company	39,564	41,020

12% Convertible Promisory note $550,000 principal net of debt discount of $110,386 at September 30, 2011, and $131,083 at June 30, 2011	439,614	418,917
	515,296	496,973
Less : Current portion	44,418	45,811
	$470,878	$451,162

NOTE 8. – STOCKHOLDERS’ EQUITY.

Our authorized capital stock consists of 200,000,000 shares of common stock, $0.01 par value per share, and 5,000,000 shares of preferred stock, par value $0.01 per share.  As of September 30, 2011 and June 30, 2011, there are 104,458,636 shares of common stock issued and outstanding, respectively and no shares of preferred stock issued and outstanding.

Common stock

Holders of common stock are entitled to one vote for each share on all matters submitted to a stockholder vote.  Holders of common stock do not have cumulative voting rights.  Holders of common stock are entitled to share in all dividends that the Board of Directors, in its discretion, declares from legally available funds.  In the event of our liquidation, dissolution or winding up, subject to the preferences of any shares of our preferred stock which may then be outstanding, each outstanding share entitles its holder to participate in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock.

ANYTHINGIT INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 8. – STOCKHOLDERS’ EQUITY (continued).

Holders of common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions for the common stock.  The rights of the holders of common stock are subject to any rights that may be fixed for holders of preferred stock, when and if any preferred stock is authorized and issued.  All outstanding shares of common stock are duly authorized, validly issued, fully paid and non-assessable.

During the year ended June 30, 2011, in January 2011 and February 2011 the Company sold $550,000 principal amount 12% convertible promissory notes to accredited investors in a private placement and issued those investors Series C Warrants to purchase 2,200,000 shares of our common stock resulting in gross proceeds to us of $550,000. Forge Financial Group, Inc. also acted as placement agent for us in this offering.  As compensation for its services, we paid Forge Financial Group, Inc. a cash commission of $55,000 and issued its designees five-year warrants to purchase a number of shares of our common stock equal to 10% of the number of shares issuable upon conversion of the notes sold in this offering and 10% of the number of shares of our common stock issuable upon exercise of the Series C warrants sold in this offering, both of which are exercisable on a cashless basis.  We are using the net proceeds for general working capital.

 During the year ended June 30, 2011, in March 2011 the Company sold 125,000 units of our securities to an accredited investor in a private placement which resulted in gross proceeds to us of $12,500.  Each unit consisted of one share of our common stock, one Series D Warrant and one Series E Warrant at a purchase price of $0.10 per unit. Forge Financial Group, Inc., a broker-dealer and member of FINRA, acted as placement agent for us in this offering.  As compensation for its services, we paid Forge Financial Group, Inc. a cash commission of $1,250 and issued its designees five year warrants exercisable at $0.10 per Unit that are exercisable on a cashless basis to purchase 10% of the units sold in this offering.  We are using the net proceeds for general working capital.

Preferred stock

Our Board of Directors, without further stockholder approval, may issue preferred stock in one or more series from time to time and fix or alter the designations, relative rights, priorities, preferences, qualifications, limitations and restrictions of the shares of each series.  The rights, preferences, limitations and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and other matters.  Our Board of Directors may authorize the issuance of preferred stock, which ranks senior to our common stock for the payment of dividends and the distribution of assets on liquidation.  In addition, our Board of Directors can fix limitations and restrictions, if any, upon the payment of dividends on our common stock to be effective while any shares of preferred stock are outstanding.

The rights granted to the holders of any series of preferred stock could adversely affect the voting power of the holders of common stock and issuance of preferred stock may delay, defer or prevent a change in our control.

Treasury Stock

During the year ended June 30, 2010, In February 2010 the Company entered into a Stock Purchase Agreement with Mr. Richard Hausig, a founder and member of our Board of Directors.  Under the terms of the agreement, the Company repurchased 15,000,000 shares of our common stock owned by him for $45,000, of which $10,000 was paid on the date of the agreement and the balance is being paid in 10 equal monthly installments of $3,500 through December 2010.  The shares which the Company repurchased included his original holdings in our company together with 2,500,000 shares issued to him in August 2008 as compensation for services as a member of our Board of Directors.  In the event the Company should fail to timely pay any of the first six monthly installments, subject to a 10 day grace period, Mr. Hausig is entitled to retain the purchase price paid by us as liquidated damages and to either receive a pro-rata return of the percentage of shares equal to the payments not received divided by the purchase price or grant us additional time to make the payments.  The 15,000,000 shares have been cancelled and returned to the status of authorized but unissued shares of our common stock.

ANYTHINGIT INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 8. – STOCKHOLDERS’ EQUITY (continued).

Common Stock Purchase Warrants

Warrants Included in the 2010 Unit Offering

 In October 2010, we closed the sale of 5,250,000 units of our securities which resulted in gross proceeds to us of $525,000.  The securities issued in this 2010 unit offering included Series A Warrants to purchase 5,250,000 shares of our common stock and Series B Warrants to purchase 5,250,000 shares of our common stock.  Each Series A Warrant is exercisable into one share of common stock for three years from issuance at an exercise price of $0.15 per share.  Each Series B Warrant is exercisable into one share of common stock for three years from issuance at an exercise price of $0.25 per share.  The Series B Warrant is not exercisable by the holder unless the Series A Warrant has previously been exercised.  The exercise price of the warrants and the number of shares of our common stock issuable upon the exercise of the warrants are subject to proportional adjustment in the event of stock splits, dividends, recapitalizations or similar transactions.  Upon 30 days’ notice, we have the right to call any series of warrants at $0.01 per warrant at any time that the average 20-day last sale price exceeds 200% of the respective warrant exercise price.  Other than the exercise price and call provisions of each series of warrant, and the restriction on the exercisability of the Series B Warrant, all other terms and conditions of the warrants are the same.

As partial compensation for the placement agent services in this offering, we issued to the designees of Forge Financial Group, Inc., a broker-dealer that served as placement agent for us in this offering, 525,000 five-year warrants (the “2010 Placement Agent Warrants”) to purchase 10% of the units sold in the 2010 unit offering at a purchase price of $0.10 per Placement Agent Warrant.  The 2010 Placement Agent Warrants are exercisable on a cashless basis.  The 525,000 Series A Warrants and Series B Warrants included in the 2010 Placement Agent Warrants are also exercisable on a cashless basis for three years.  The exercise price of the 2010 Placement Agent Warrants and the Series A and Series B Warrants included in the 2010 Placement Agent Warrants are subject to proportional adjustment for stock splits, dividends and similar corporate events.

 Warrants Included in the 2011 Note Offering

 In connection with the 12% convertible promissory notes offering, we issued the purchasers  three year Series C Warrants to purchase an aggregate of 2,200,000 shares of our common stock at an exercise price of $0.15 per share for three years from the date of issuance.  The exercise price of the Series C warrant is subject to adjustment in the event of stock splits, dividends, recapitalizations and similar corporate events.

Forge Financial Group, Inc. also served as placement agent in the 2011 note offering.  As partial compensation for its services to us, we issued its designees a five-year warrant (the “Note Placement Agent Warrants”) to purchase 550,000 shares of our common stock at a purchase price of $0.10 per share  and Series C warrants exercisable at $0.15 per share into 220,000 shares of our common stock.  The 2011 Placement Agent Warrants are exercisable on a cashless basis.  Both the Note Placement Agent Warrants and the Series C warrants included in the Note Placement Agent Warrants are exercisable on a cashless basis.  The exercise price of the Note Placement Agent Warrants are subject to proportional adjustment for stock splits, dividends and similar corporate events.

The Company used the Black-Scholes option pricing model to value the warrants included in the note offering at $49,214. Included in the assumptions of this calculation, the Company used a risk-free rate of 0.85% (based on the US Treasury note yield), five year maturity, volatility of 84.0% (based on the daily historical performance of a comparable Company’s stock over two years from the commitment date), and a strike price of $0.10 and $0.15, respectively.

In accordance with ASC 470, the Company is amortizing the deferred financing costs over the two year term of the note. As of September 30, 2011, the Company had recognized $16,405 of interest expense resulting in a carrying value of $32,809.

ANYTHINGIT INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 8. – STOCKHOLDERS’ EQUITY (continued).

Warrants Included in 2011 Unit Offering

 In March 2011, we closed the sale of 125,000 units of our securities which resulted in gross proceeds to us of $12,500.  The securities issued in this 2011 unit offering included Series D Warrants to purchase 125,000 shares of our common stock and Series E Warrants to purchase 125,000 shares of our common stock.  Each Series D Warrant is exercisable into one share of common stock for three years from issuance at an exercise price of $0.15 per share.  Each Series E Warrant is exercisable into one share of common stock for three years from issuance at an exercise price of $0.25 per share.  The Series E Warrant is not exercisable by the holder unless the Series D Warrant has previously been exercised.  The exercise price of the warrants and the number of shares of our common stock issuable upon the exercise of the warrants are subject to proportional adjustment in the event of stock splits, dividends, recapitalizations or similar transactions.  Upon 30 days’ notice, we have the right to call any series of warrants at $0.10 per warrant at any time that the average 20-day last sale price exceeds 200% of the respective warrant exercise price.  Other than the exercise price and call provisions of each series of warrant, and the restriction on the exercisability of the Series E Warrant, all other terms and conditions of the warrants are the same.

 As partial compensation for the placement agent services in this offering, we issued to the designees of Forge Financial Group, Inc., a broker-dealer that served as placement agent for us in this offering, 12,500 five-year warrants (the “2011 Placement Agent Warrants”) to purchase a 10% of the units sold in the 2011 unit offering at a purchase price of $0.10 per Placement Agent Warrant.  The 2011 Placement Agent Warrants are exercisable on a cashless basis.  The 12,500 Series D Warrants and 12,500 Series E Warrants included in the 2011 Placement Agent Warrants are also exercisable on a cashless basis for three years.  The exercise price of the 2011 Placement Agent Warrants and the Series D and Series E Warrants included in the 2011 Placement Agent Warrants are subject to proportional adjustment for stock splits, dividends and similar corporate events.

		Range of	Weighted Average
	Warrants	Exercise Price	Exercise Price
Outstanding at June 30, 2011	15,332,500	$.10 to $.25	$0.19
Granted	-
Expired	-
Outstanding at September 30, 2011	15,332,500	$.10 to $.25	$0.19

The Company presently has 15,332,500 warrants of our common stock outstanding.

NOTE 9. STOCK OPTIONS AND WARRANTS.

Stock Option Plans

2010 Equity Compensation Plan

On June 28, 2010, our Board of Directors authorized our 2010 Equity Compensation Plan covering 12,000,000 shares of common stock.  The plan was approved by our stockholders on June 28, 2010.  The purpose of the plan is to enable us to offer to our employees, officers, directors and consultants whose past, present and/or potential contributions to our company have been are or will be important to our success, an opportunity to acquire a proprietary interest in our company.  The 2010 Equity Compensation Plan is administered by our Board of Directors. Plan options may either be (i) incentive stock options (ISOs), (ii) non-qualified options (NSOs), (iii) awards of our common stock or (iv) rights to make direct purchases of our common stock which may be subject to certain restrictions.  Any option granted under the 2010 Equity Compensation Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant.  The plan further provides that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000.  The term of each plan option and the manner in which it may be exercised is determined by the Board of Directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant.  In the event of any stock split of our outstanding common stock, the Board of Directors in its discretion may elect to maintain the stated amount of shares reserved under the plan without giving effect to such stock split.  Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted

NOTE 10. – SUBSEQUENT EVENTS.

The Company has evaluated events and transactions that occurred subsequent to September 30, 2011 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures shown, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three months ended September 30, 2011 and 2010 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our registration statement on Form S-1 as filed with the Securities and Exchange Commission on May 10, 2011, as amended.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a provider of green technology solutions to the information technology (IT) industry, managing the equipment needs of our government and commercial clients by buying, reselling, or recycling, in an environmentally and regulatory compliant manner, computers and other technology hardware. We operate in one segment. We generate revenues from:

●	fees for data destruction services,
●
sales to our remarketing clients who are used IT equipment wholesalers of used IT equipment acquired by us from our redeployment/remarketing programs that offering a second life to IT equipment that may otherwise be discarded, and

●	sales to companies that specialize in removing recyclable parts of electronics, or demanufacturers, of used IT equipment acquired by us from our customers which no longer has a usable life.

Our industry is relatively new and our company has grown rapidly during the past few years. We believe that this growth has been driven by both the increasing rate of changes in IT which accelerates the rate at which IT equipment becomes obsolete, the expansion of the remarketing and demanufacutirng segments of our industry and a general increased awareness of the “green” aspect of information technology asset disposition, or ITAD.

We expect the growth of our industry, as well as the growth of our company, to continue in the future. Our business strategy is based upon leveraging our experience and building on our existing business model by expanding our relationships and resources and includes:

●	expanding our sources of public and private technology equipment;
●	expanding our resources for environmentally compliant recycling, reuse and data storage and destruction; and
●	further penetrating the large global market for the resale of useful equipment.

We expect to grow our company both organically and through acquisitions of similar or complimentary businesses. We recently leased an additional 20,600 square feet of warehouse space, effectively doubling our warehouse space during the past 20 months. We believe that this additional space will provide sufficient physical space to store inventory and conduct our operations at the anticipated increasing volume levels for the near future. In an effort to further accelerate our organic growth, we are investing in our relationships with our existing customers through training sessions and other efforts to increase awareness and educate their organizations of the value of practicing sound asset recovery.  Previously we engaged a third party consulting firm which has significant experience to assist us in achieving additional certifications, including the Recycling Industry Operating Standard (RIOS) responsible recycling R2 practices as well as ISO 14001:2004 Environmental Management System certification for responsible electronics recyclers which are administered by the ISRI Services Corporation and the International Organization for Standardization (ISO), respectively. We were awarded both of these certifications in October 2011.   We have also engaged this same certifying body to assist us in achieving the ISO 9001 Quality Management Certification as well as the e-Stewards Certification from the Basel Action Network. We expect completion of these additional certification initiatives during the first quarter of 2012. Once received, we believe these industry certifications will assist us in building awareness of the benefits of our services.

We also expect to seek to acquire additional companies whose operations are complimentary to ours, including companies with similar business models located in different geographical areas, and companies that offer different services, such as demanufacturers.  Based upon our internal analysis of our industry and our competitors, we believe that there are a number of potential target companies, but we do not have any agreements or understandings to make any acquisitions and there are no assurances our beliefs are correct or that we will ever close any acquisitions.

The biggest challenges we are facing in our organic growth efforts are access to sufficient qualified employees and sufficient capital, both of which are necessary to support the expansion of our business. We have hired additional management personnel and are using a staffing company to provide qualified personnel to fill our technical and labor needs. This approach allows us to control our overhead expenses. While we are located in an area with a good supply of qualified candidates, the process, however, of evaluating the candidates is time intensive for our management and maintaining a sufficiently qualified workforce will continue to be a challenge for us in the near future. Although our recent capital raises have provided the funds necessary to support our recent growth, if we are to continue to implement our growth strategy we will need to raise additional capital. We do not have any commitments for additional capital, and there are no assurances we will be successful in raising any needed capital. Our inability to raise capital as necessary could restrict our further growth.

Our fiscal year end is June 30.  We refer to the three months ended September 30, 2011 as the first quarter of 2012 and the three months ended September 30, 2010 as the first quarter of 2011.

Results of Operations

Our net sales for the first quarter of 2012 increased approximately 125% as compared to the first quarter of 2011.  We attribute this increase to sales to our remarketing clients who are IT equipment wholesalers of used IT equipment.  As a result of the additional warehouse space and expanded staff, we now are operating two shifts in our warehouse. We expect our sales in fiscal 2012 to continue to grow from the first quarter of 2012 levels, both as a result of continued expansion of our customer base and technology advances which are driving ITAD.  For example, advances in software, hardware and new operating systems such as Windows 7 are driving ITAD purchases.  The expanding use of mobile computing, such as tablets, are also accelerating obsolesce in laptop and desktop computers and display environment and enhanced security concerns and the resulting new software which is being deployed in response to those concerns that may not necessarily run on older hardware are also driving IT decisions by our clients.

In addition, last year the Federal government announced a data center consolidation program that is projected to result in the closure of up to 1,100 data centers across the United States.  During 2012 we will attempt to leverage our existing relationships with the Federal government and prime contractors to the Federal Government to take advantage of the resulting excess inventory which will come from this consolidation as a source of inventory for sale to our remarketing customers.  Lastly, the majority of our customers are large enterprise organizations.  Our experience is that the increasingly stringent state environmental laws regarding the proper disposal of electronics are having a greater impact on these organizations ITAD policies which provides us with an opportunity to further increase our sales though our RecycleTomorrow program.

The internal results from the first quarter of 2012 have reinforced our belief that we will be able to increase sales in 2012 from 2011 levels.  However, because of the continuing uncertainty in the U.S. economy and the possibility of further constrained IT budgets at our government clients, we are unable at this time to predict with any certainty the rate of growth with our existing customers or our ability to capitalize on the opportunities we believe are available to us to expand our customer base during 2012 and beyond.

In addition to the costs assigned to used IT equipment at the time of its acquisition by us, our cost of sales includes freight and warehouse salaries.  Cost of sales as a percentage of net sales was 54% for the first quarter of 2012 as compared to 40% for the first quarter of 2011.  As a result of this variable in our costs of sales, our gross profit declined to 46% for the first quarter of 2012 as compared to 60% for the first quarter of 2011.  Occasionally, we pay slightly higher values to clients on the resale of equipment in order to secure longer term business from a particular client which can impact our cost of sales from period to period.   We expect continued fluctuations in our cost of goods sold as a percentage of net sales during the balance of fiscal 2012.

Total operating expenses increased 26% for the first quarter of 2012 from the comparable period in 2011.  Included in this increase are increases in selling, general and administrative expense, and depreciation and amortization, offset by decreases in bad debt expense.  During the first quarter of 2012, selling, general and administrative expense increased 29% from the first quarter of 2011.  Our legal and accounting expenses which are included in selling, general and administrative expenses, decreased 77% in the first quarter of 2012 from the first quarter of 2011, both of which are primarily attributable to expenses associated with our capital raising efforts during the 2011 periods. In addition, in January 2011 we issued the Series C Warrants in connection with the sale of the 12% convertible promissory notes.  Under generally accepted accounting principles we are required to recognize an expense associated with those warrants because of the beneficial conversion feature of the warrants.  We have calculated this expense at $165,579 which is being amortized over the term of the notes.  During the first quarter of 2012 we recognized $20,697 of amortization expense associated with the beneficial conversion feature of the Series C Warrants, and we expect to recognize a similar expense in future periods. During the first quarter of 2012 we also expanded our workforce to accommodate the anticipated growth in our business and operations.  These efforts increased our compensation expense by 135%.  In addition, during fiscal 2012 we leased additional space to accommodate our growth resulting in our rent expense increasing by 116% in the first quarter of 2012 from the first quarter of 2011.  While we will need to continue to expand our workforce which will translate to increased compensation and insurance expenses during the balance of fiscal 2012, we believe that our current facilities are suitable for our near and mid-term future needs.

Bad debt expense decreased $10,317 (100%) in the first quarter of 2012 as compared to the three months ended September 30, 2010, due to the write off during the three months ended September 30, 2010 of a receivable deemed uncollectable.  Depreciation increased 82% in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 due to significant purchases of property and equipment in the prior year which are now being depreciated.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At September 30, 2011 we had working capital of $899,371 as compared to working capital of $653,698 at June 30, 2011.  The increased working capital at September 30, 2011 is primarily attributable to increases in our accounts receivable and a decrease in accounts payable and accrued interest and expenses, offset by a decrease in inventories.

Accounts receivable increased 38% at September 30, 2011 from June 30, 2011 which is attributable to timing differences.  Our inventories at September 30, 2011 decreased 93% from June 30, 2011.  Unlike many companies in other businesses which time inventory purchases to maintain an adequate amount of inventory for its anticipated sales, our inventory levels will fluctuate primarily based upon the decommissioning schedules for legacy IT by our clients which determine when we take possession of the used IT equipment.  As a result, our inventory levels have historically fluctuated from period to period and we expect that fluctuation to continue in future periods.

Accounts payable decreased 17% at September 30, 2011 as compared to June 30, 2011 which is also the result of timing differences.  Accrued expenses, which included accrued wages and professional fees, decreased 20% at September 30, 2011 from June 30, 2011 primarily as a result of payment of the accrued expenses associated with commissions due a salesperson.

We do not presently have any commitments for capital expenditures and our available working capital is sufficient for our needs for at least the next 12 months.

Cash flows

Net cash provided by operating activities was $239,952 for the three months ended September 30, 2011 as compared to net cash used in operating activities of $18,869 for the three months ended September 30, 2010.  In the three month period ended September 30, 2011 cash was provided by decreases in inventories, prepaid expenses, and increases in accrued interest, customer deposits, deferred revenues and our net income from operations, offset by increases in our accounts receivable, and decreases in accounts payable, and accrued expenses.  In the 2010 period, cash was primarily used to fund our inventory increase.

Net cash used in investing activities for the three month period ended September 30, 2011 reflects our purchase of additional equipment.  We did not have any investing activities in the 2010 period.

Net cash used in financing activities for the three months ended September 30, 2011 was $2,374 and reflects payments on our notes payable. Net cash used in financing activities for the three months ended September 30, 2010 was $13,204 and reflects payments to a related party for the repurchase of shares of our common stock and payment on our notes payable.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

Critical Accounting Policies

Revenue Recognition

For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms.  Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable.  If uncertainties exist regarding customer acceptance or collectability, revenue is recognized when those uncertainties have been resolved.  The Company provides a limited as-is warranty on some of its products.  The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience.  At September 30, 2011 and June 30, 2011, a warranty reserve was not considered necessary.

            Asset management fees are recognized once the services have been performed and the results reported to the client.  In those circumstances where the Company disposes of the client’s product, or purchases the product from the client for resale, revenue is recognized as a “product sale” described above.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the expected collectability of its accounts receivable. The Company performs credit evaluations of significant customers and establishes an allowance for doubtful accounts based on the aging of receivables, payment performance factors, historical trends and other information. In general, the Company reserves 100% of those outstanding more than 90 days. The Company evaluates and revises the reserve on a monthly basis based on a review of specific accounts outstanding and our history of uncollectible accounts.  As of September 30, 2011 and June 30, 2011, the Company recorded $53,945 of allowance for doubtful accounts.

General

The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources. Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable.

Recent Accounting Pronouncements

We have adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

Item 3.                                Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4.                                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this report, our Chief Executive Officer who also serves as our principal financial and accounting officer, has concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.   Risk Factors.

Not applicable for a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.   Other Information.

On November 15, 2011 we entered into the Fifth Amendment to Modified Net Lease Agreement with the unaffiliated third party from whom we lease our principal executive offices.  Under the terms of this lease agreement, the rent for a portion of these facilities which comprises approximately 20,598 square feet was increased by $0.35 per square foot per month and the term for that portion of the facilities was extended from April 30, 2012 to October 31, 2012.  We expect this amendment will increase our annual base lease payments by approximately $7,200.  A copy of the Fifth Amendment to Modified Net Lease Agreement is filed as Exhibit 10.15 to this report.

Item 6.                                Exhibits.

No.	Description
10.15	Fifth Amendment to Modified Net Lease Agreement dated November 15, 2011*
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *
101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

*           filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AnythingIT Inc.

December 7, 2011	By:	/s/ David Bernstein
David Bernstein, Chief Executive Officer