Form 10-Q
period 2011-12-31
ANYTHINGIT INC
filed 2012-02-03
CIK 1129048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2011

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  108,570,636 shares of common stock are issued and outstanding as of January 30, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

●	fluctuations in inventory value,
●	declining prices of new computer equipment,
●	our dependence on sales to the Federal government or to prime contractors for the Federal government,
●	our ability to effectively compete,
●	possible need to raise additional capital,
●	the lack of a liquid market for our common stock,
●	our ability to hire and retain sufficient qualified personnel,
●	possible material weaknesses in our disclosure controls and internal control over financial reporting,
●	risks of integrating acquisitions into our company, and
●	the highly competitive nature of our business.

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

Unless specifically set forth to the contrary, when used in this report the terms “AnythingIT", the “Company,” "we", "us", "our" and similar terms refer to AnythingIT Inc., a Delaware corporation, “fiscal 2012” refers to the year ending June 30, 2012 and “fiscal 2011” refers to the year ended June 30, 2011.

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements.

ANYTHINGIT INC.
 Balance Sheets

	December 31, 2011	June 30, 2011
	(unaudited)	(1)
ASSETS
Current assets
Cash and cash equivalents	$1,277,518	$1,270,721
Accounts receivable, net of allowance for doubtful	451,814	372,031
Inventories	14,646	369,489
Deferred financing costs	52,107	54,045
Prepaid expenses and other current assets	19,698	27,202
Total current assets	1,815,783	2,093,488

Property and equipment, net	120,938	122,963

Deferred financing costs	1,935	26,053
Security deposits	10,403	10,403
Total assets	$1,949,059	$2,252,907

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$783,567	$1,131,343
Accrued expenses	75,091	196,645
Customer deposits	26,185	16,176
Deferred revenues	61,994	49,815
Current portion of notes payable	42,772	45,811
Total current liabilities	989,609	1,439,790

Long term debt:
Note payable bank	30,305	32,245
Convertible notes payable net of debt discount of $89,689 and $131,083, respectively	460,311	418,917
Total long-term debt	490,616	451,162

Total Liabilities	1,480,225	1,890,952

Shareholders' Equity
Preferred stock - $.01 par value
5,000,000 shares authorized; none outstanding	-	-
Common stock - $.01 par value
200,000,000 shares authorized;
106,068,006 and 104,458,636 shares issued and outstanding, respectively	1,060,680	1,044,586
Additional paid-in capital	6,664,148	6,360,285
Accumulated deficit	(7,255,994)	(7,042,916)
Total shareholders' equity	468,834	361,955
Total liabilities and shareholders' equity	$1,949,059	$2,252,907

See accompanying notes to unaudited financial statements.
(1) Extracted from audited financial statements

ANYTHINGIT INC.
 Statements of Operations
For the Three and Six Months Ended December 31, 2011 and 2010
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010

Net sales	$1,556,587	$1,230,241	$3,445,268	$2,067,559
Cost of sales	1,045,217	549,368	2,060,283	917,508
Gross profit	511,370	680,873	1,384,985	1,150,051

Operating Expenses
Selling, general and administration	895,509	480,904	1,501,772	943,528

Operating income (loss)	(384,139)	199,969	(116,787)	206,523

Other income (expense) :
Interest expense, net of interest income of
$2,852, $510, $4,471 and $1,000, respectively	(46,083)	(1,226)	(96,291)	(3,397)

Income (loss) before income taxes	(430,222)	198,743	(213,078)	203,126

Provision for income taxes	-	-	-	-

Net Income (loss)	$(430,222)	$198,743	$(213,078)	$203,126

Net income (loss) per common share:
Basic:	$(0.00)	$0.00	$(0.00)	$0.00
Fully diluted:	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average common shares outstanding basic	104,556,462	103,192,332	104,507,549	101,137,984
Weighted average common shares outstanding diluted	104,556,462	112,642,332	104,507,549	105,862,984

See accompanying notes to unaudited financial statements.

ANYTHINGIT INC.
 Statements of Cash Flows
For the Six Months Ended December 31, 2011 and 2010
(Unaudited)

	2011	2010

OPERATING ACTIVITIES
Net Income (loss)	$(213,078)	203,126
Adjustments to reconcile net income (loss) from operations to net cash provided by (used in)operating activities
Depreciation	14,308	8,407
Amortization of debt discount	41,394	-
Amortization of deferred financing costs	26,056	-
Reduction in allowance for doubtful accounts	(11,131)	(14,782)
Amortization of stock based compensation	259,020	-
Change in operating assets and liabilities
Accounts receivable	(68,652)	10,878
Inventories	354,843	70,150
Prepaid expenses and other current assets	7,504	7,422
Accounts payable	(347,776)	27,877
Accrued expenses	(60,617)	(22,470)
Customer deposits	10,009	23,764
Deferred revenues	12,179	25,495
Net cash provided by operating activities	24,059	339,867

INVESTING ACTIVITIES
Purchases of property and equipment	(12,283)	(11,979)
Net cash used in investing activities	(12,283)	(11,979)
FINANCING ACTIVITIES
Common stock issued for cash, net of costs	-	469,900
Payments to related party	-	(21,000)
Payments on notes payable	(4,979)	(5,321)
Net cash provided by (used in) financing activities	(4,979)	443,579

Net increase in cash and cash equivalents	6,797	771,467

Cash and cash equivalents at beginning of year	1,270,721	538,642

Cash and cash equivalents at end of year	$1,277,518	1,310,109

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments during the year for :
Interest	$2,572	$4,397
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Repurchase of common stock for loan payable	$-	$45,000
Stock issued to pay interest on notes	$60,937	$-

See accompanying notes to unaudited financial statements.

ANYTHINGIT INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

The Company maintains its principal office in Fair Lawn, New Jersey.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 for the year ended June 30, 2011. The financial data for the three month and six month periods presented may not necessarily reflect the results to be anticipated for the complete year ended June 30, 2012.

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

Concentration of Credit Risk

The Company maintains cash in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”), including non-interest bearing transaction account deposits protected in full by the Dodd-Frank Wall Street and Consumer Protection Act (the “Dodd-Frank Act”). As of December 31, 2011 and June 30, 2011, the Company had approximately $570,092 and $704,745 that exceeds the protected limits under FDIC and the Dodd-Frank Act. The Company had not experienced any losses in such accounts

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the expected collectability of its accounts receivable. The Company performs credit evaluations of significant customers and establishes an allowance for doubtful accounts based on the aging of receivables, payment performance factors, historical trends and other information. In general, the Company reserves 100% of the receivables outstanding more than 90 days. The Company evaluates and revises the reserve on a monthly basis based on a review of specific accounts outstanding and our history of uncollectible accounts.  As of December 31, 2011 and June 30, 2011, the Company recorded $42,814 and $53,945, respectively of allowance for doubtful accounts.

Inventories

Inventories, consisting of used computer equipment, is stated at the lower of cost or market. The Company reviews inventory for excess or obsolete inventory and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. No allowance is necessary at December 31, 2011 and June 30, 2011.

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

Asset Classification	Estimated Useful Life (years)
Computers and software	3
Equipment	5
Furniture and fixtures	5 to 7

NOTE 2. – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

	December 31, 2011	June 30, 2011
Software	$119,959	$119,959
Furniture & Fixtures	89,782	84,459
Equipment	85,365	85,365
Leasehold improvements	75,948	68,989
Less: Accumulated depreciation	(250,116)	(235,809)
Propert and Equipment, net	$120,938	$122,963

Depreciation for the six month periods ended December 31, 2011 and 2010 was $14,307 and $8,407, respectively.

Revenue Recognition

For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms.  Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable.  If uncertainties exist regarding customer acceptance or collectability, revenue is recognized when those uncertainties have been resolved.  The Company provides a limited as-is warranty on some of its products.  The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience.  At December 31, 2011 and June 30, 2011, a warranty reserve was not considered necessary.

Asset management fees are recognized once the services have been performed and the results reported to the client.  In those circumstances where the Company disposes of the client’s product, or purchases the product from the client for resale, revenue is recognized as a “product sale” described above.

Shipping and Handling Costs

Shipping costs are included in cost of sales.

Cost of Sales

Cost of sales includes cost of equipment, testing, freight, warehouse salaries, and technicians.

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

Shares potentially issuable were as follows:

	December 31, 2011	June 30, 2011

Stock Options	8,680,000	-
Warrants	15,332,500	15,332,500
Convertible Notes	5,500,000	5,801,970
	29,512,500	21,134,470

For the three months ended and six months ended December 31, 2011 the Company had a net loss.  The impact of additional shares would be anti-dilutive, and, as such, the basic and diluted shares are the same for those periods.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination.   For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of December 31, 2011 and 2010, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  All of the Company's tax years are subject to federal and state tax examination.

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

For the three and six months ended December 31, 2011 and 2010, total stock-based compensation was $259,020 and $0, respectively. The Company granted 8,680,000 stock options and issued 1,000,000 restricted shares of common stock in December 2011.

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

Advertising

Advertising costs are charged to operations when incurred.  During the six month periods ended December 31, 2011 and 2010, the Company incurred $9,845 and $0, respectively in advertising expense.

Reclassifications

Certain prior period balances have been reclassified to conform to the current year’s presentation.  These reclassifications had no impact on previously reported results of operations or stockholders’ equity.

New Accounting Standards

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3. - ACCOUNTS RECEIVABLE.

Accounts receivable consisted of the following at December 31, 2011 and June 30, 2011:

	December 31, 2011	June 30, 2011

Accounts receivable	$494,628	$425,976
Less: allowance for doubtful accounts	(42,814)	(53,945)
Accounts receivable, net	$451,814	$372,031

NOTE 4. - INVENTORIES.

Inventories consisted of finished goods at December 31, 2011 and June 30, 2011. At December 31, 2011 and June 30, 2011, the balance is $14,646 and $369,489, respectively.

NOTE 5. – RELATED PARTY TRANSACTIONS.

Amounts outstanding under a loan and credit line from a bank (Note 7) are personally guaranteed by officers of the Company.

In February 2010 the Company entered into a Stock Purchase Agreement with Mr. Richard Hausig, a founder and member of our Board of Directors. Under the terms of the agreement, the Company repurchased 15,000,000 shares of our common stock owned by him for $45,000, of which $10,000 was paid on the date of the agreement and the balance is being paid in 10 equal monthly installments of $3,500 through December 2010. The balance at December 31, 2011 and June 30, 2011 was $0. The shares which were repurchased included his original holdings in our Company together with 2,500,000 shares issued to him in August 2008 as compensation for services as a member of our Board of Directors. In the event the Company should fail to timely pay any of the first six monthly installments, subject to a 10 day grace period, Mr. Hausig is entitled to retain the purchase price paid by us as liquidated damages and to either receive a pro-rata return of the percentage of shares equal to the payments not received divided by the purchase price or grant us additional time to make the payments. The 15,000,000 shares have been cancelled and returned to the status of authorized but unissued shares of our common stock. The balance was repaid in full during fiscal 2011.

NOTE 6. – ACCRUED INTEREST AND EXPENSES.

Accrued expenses represent obligations that apply to the reported period and have not been billed by the provider or paid by the Company.

At December 31, 2011 and June 30, 2011, accrued expenses consisted of the following:

	December 31, 2011	June 30, 2011
Accrued interest	$-	$30,197
Wages and vacation	57,467	46,752
Commission	7,790	55,941
Professional fees	7,685	61,903
Other	2,149	1,852
	$75,091	$196,645

NOTE 7. – LONG TERM DEBT.

Loan Payable – TD Banknorth

On July 2, 2001 the Company entered into a loan agreement for the principal amount of $100,000, maturing in October 2018 payable with varying monthly installments including interest at approximately 5.25% per annum, secured by all assets of the Company.  At December 31, 2011 and June 30, 2011, the balance is $35,223 and $37,036, respectively.

Line of Credit Payable – American Express

The Company obtained a Business Capital line from American Express in the amount of $63,200. The line is payable in varying monthly installments including interest at approximately 9.49% per annum. The line is secured by all assets of the Company. At December 31, 2011 and June 30, 2011, the balance is $37,854 and $41,020, respectively.

NOTE 7. – LONG TERM DEBT (continued).

12% Convertible Promissory Notes

In January and February 2011 the Company issued and sold $550,000 principal amount 12% Convertible Promissory Notes in a private offering resulting in gross proceeds of $495,000.  The notes are unsecured and pay interest at 12% per annum, in arrears, in shares of our common stock valued at $0.10 per share. The notes mature on December 31, 2013, provided, however, that in our sole option we may extend the maturity date until December 31, 2014 if the note is not converted by December 31, 2013.  The notes are convertible at any time at the option of the holder into shares of our common stock at a conversion price of $0.10 per share.  At any time that the closing price of our common stock on any exchange on which it might be listed or in the over the counter market equals or exceeds $0.20 per share for 20 consecutive trading days, we have the right to convert the notes into shares of our common stock at a conversion price of $0.10 per share. The conversion price of the note is subject to proportional adjustment in the event of stock splits, dividends, recapitalizations and similar corporate events.  Presently, these notes are convertible into an aggregate of 5,500,000 shares of our common stock.  At December 31, 2011 and June 30, 2011, the Company had $0 and $30,197, respectively in accrued interest on the notes. On December 31, 2011 $60,937 of accrued interest was converted to 609,370 shares of common stock at $0.10.

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

In accordance with ASC 470, the Company is amortizing the BCF over the two year term of the note. For the three and six month periods ended December 31, 2011 the Company recognized $20,697 and 41,394, respectively of amortization expense. As of December 31, 2011 and June 30, 2011 the BCF had a carrying value of $89,689 and $131,083, respectively.

NOTE 7. – LONG TERM DEBT (continued).

	December 31, 2011	June 30, 2011

Loan payable to TD Banknorth maturing in October 2018 payable with varing monthly installments including interest at approximately 5.25% per annum, secured by all assets of the Company	$35,223	$37,036

Line payable to American Express payable with varying monthly installments including interest at approximately 9.49% per annum, secured by all assets of the Company	37,854	41,020

12% Convertible Promisory note $550,000 principal net of debt discount of $89,689 at December 31, 2011, and $131,083 at June 30, 2011	460,311	418,917
	533,388	496,973
Less : Current portion	42,772	45,811
	$490,616	$451,162

NOTE 8. – STOCKHOLDERS’ EQUITY.

Our authorized capital stock consists of 200,000,000 shares of common stock, $0.01 par value per share, and 5,000,000 shares of preferred stock, par value $0.01 per share.  As of December 31, 2011, there are 106,068,006 and 104,458,636 shares of common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

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

NOTE 8. – STOCKHOLDERS’ EQUITY (continued).

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

On December 22, 2011, the Company entered into an employment agreement with its Chief Financial Officer. As part of the agreement the Company issued 1,000,000 shares of the Company’s restricted common stock (“Compensation Shares”), granted under the 2010 Equity Compensation Plan.  The Compensation Shares were valued at $0.12 per share, the fair market value at the date of grant for the Company’s common stock as reported on the OTC Bulletin Board.  250,000 of the Compensation Shares vested as of December 22, 2011, the date of grant.  The Company recognized $30,000 in compensation expense related to these shares during the period.

On December 31, 2011, the Company issued 609,370 shares of our common stock to satisfy accrued interest of $60,937 to the three noteholders of the 12% Convertible Promissory Notes (Note 7).

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

In accordance with ASC 470, the Company is amortizing the deferred financing costs over the two year term of the note. As of December 31, 2011, the Company had recognized $26,056 of interest expense resulting in a carrying value of $54,042.

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

		Range of	Weighted Average
	Warrants	Exercise Price	Exercise Price
Outstanding at June 30, 2011	15,332,500	$.10 to $.25	$0.19
Granted	-
Expired	-
Outstanding at December 31, 2011	15,332,500	$.10 to $.25	$0.19

NOTE 9. STOCK OPTIONS AND WARRANTS.

Stock Option Plans

2010 Equity Compensation Plan

On June 28, 2010, our Board of Directors authorized our 2010 Equity Compensation Plan covering 12,000,000 shares of common stock.  The plan was approved by our stockholders on June 28, 2010.  The purpose of the plan is to enable us to offer to our employees, officers, directors and consultants whose past, present and/or potential contributions to our company have been or will be important to our success, an opportunity to acquire a proprietary interest in our company.  The 2010 Equity Compensation Plan is administered by our Board of Directors. Plan options may either be (i) incentive stock options (ISOs), (ii) non-qualified options (NSOs), (iii) awards of our common stock or (iv) rights to make direct purchases of our common stock which may be subject to certain restrictions.  Any option granted under the 2010 Equity Compensation Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant.  The plan further provides that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000.  The term of each plan option and the manner in which it may be exercised is determined by the Board of Directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant.  In the event of any stock split of our outstanding common stock, the Board of Directors in its discretion may elect to maintain the stated amount of shares reserved under the plan without giving effect to such stock split.  Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted.

NOTE 9. STOCK OPTIONS AND WARRANTS (Continued).

In December 2011, the Company issued 5,825,000 non-qualified  five year options, and 1,205,000 five year incentive stock options under the 2010 equity compensation plan. The options were issued at $0.10 the fair market value at the date of grant. The Company used the Black-Scholes option pricing model to value the stock options. Included in the assumptions of this calculation, the Company used a risk-free rate of 0.88%  (based on the US Treasury note yield), five year maturity, volatility of 84.0% (based on the daily historical performance of a comparable Company’s stock), and a strike price of $0.10.

On December 22, 2011, the Company entered into an employment agreement with its Chief Financial Officer. As part of the agreement the Company granted to her under its 2010 Equity Compensation Plan incentive stock options to purchase an aggregate of 1,650,000 shares of the Company’s common stock at an exercise price of $0.12 , vesting as follows: options to purchase 550,000 shares vested on December 22, 2011, options to purchase an additional 550,000 shares vest on December 22, 2012; and options to purchase the remaining 550,000 shares vest on December 22, 2013. The Company used the Black-Scholes option pricing model to value the stock options. Included in the assumptions of this calculation, the Company used a risk-free rate of 0.91%, (based on the US Treasury note yield), five year maturity, volatility of 84.0% (based on the daily historical performance of a comparable Company’s stock), and a strike price of $0.12.

		Range of	Weighted Average
	Options	Exercise Price	Exercise Price
Outstanding at June 30, 2011	-	-	$-
Granted	8,680,000	$.10 to $.12	$0.10
Expired	-	-	$-
Outstanding at December 31, 2011	8,680,000	$.10 to $.12	$0.10

For the three and six months ended December 31, 2011 and 2010, total stock-based compensation was $229,020 and $0, respectively.

NOTE 10. – SUBSEQUENT EVENTS.

The Company has evaluated events and transactions that occurred subsequent to December 31, 2011 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures shown, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

On January 3, 2012 the Company entered into a consulting agreement with Wall Street Grand, LLC  (WSG) to provide financial marketing consulting services for a period of three months starting January 15, 2012. The Company paid WSG $50,000 and issued 2,000,000  shares of our common stock.

On January 17, 2012, one of the noteholders of the 12% Convertible Promissory Notes converted $50,000 plus accrued interest of $263 into 502,630 shares of our common stock.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three months ended and six months ended December 31, 2011 and 2010 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our registration statement on Form S-1 as filed with the Securities and Exchange Commission on May 10, 2011, as amended.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a provider of green technology solutions to the information technology (IT) industry, managing the equipment needs of our government and commercial clients by buying, reselling, or recycling, in an environmentally and regulatory compliant manner, computers and other technology hardware. We operate in one segment. We generate revenues from:

●	fees for scrubbing and data destruction services,
●	sales of used equipment to wholesalers providing a second life to IT equipment that may otherwise be discarded, and
●	sales to companies that specialize in removing recyclable or remarketable parts of electronics from equipment that no longer has a usable life.

Our industry is relatively new and our company has grown rapidly during the past few years. We believe that this growth has been driven by both the increasing rate of changes in IT which accelerates the rate at which IT equipment becomes obsolete, the expansion of the remarketing and demanufacturing segments of our industry and a general increased awareness of the “green” aspect of information technology asset disposition, or ITAD.

We expect the growth of our industry, as well as the growth of our company, to continue in the future. Our business strategy is based upon leveraging our experience and building on our existing business model by expanding our relationships and resources and includes:

●	expanding our sources of technology equipment;
●	expanding our resources for environmentally compliant recycling, reuse and data storage and destruction; and
●	further penetrating the large global market for the resale of useful equipment.

We expect to grow our company both organically and through acquisitions of similar or complimentary businesses. To support this expected growth, during fiscal 2011 we leased space which effectively doubled our warehouse space We believe that this additional space provides sufficient physical space to store inventory and conduct our operations at the anticipated increasing volume levels for the near future. In an effort to further accelerate our organic growth, we are investing in our relationships with our existing partners through training sessions and other efforts to increase awareness and educate their organizations of the value of practicing sound asset recovery.  In this vein, in October 2011 we were awarded certifications for the Recycling Industry Operating Standard (RIOS) responsible recycling R2 practices as well as ISO 14001:2004 Environmental Management System for responsible electronics recyclers which are administered by the ISRI Services Corporation and the International Organization for Standardization (ISO).   We are presently pursuing additional certifications, including the ISO 9001 Quality Management Certification as well as the e-Stewards Certification from the Basel Action Network. We expect completion of these additional certification initiatives by the middle of calendar 2012. Once received, we believe these industry certifications will assist us in building awareness of the benefits of our services.

We also expect to seek to acquire additional companies whose operations are complimentary to ours, including companies with similar business models located in different geographical areas, and companies that offer different services, such as demanufacturers.  Based upon our internal analysis of our industry and our competitors, we believe that there are a number of potential target companies, but there are no assurances our beliefs are correct or that we will ever close any acquisitions.

The biggest challenges we are facing in our organic growth efforts are our ability to manage our growth, our access to sufficient qualified employees and sufficient capital, all of which are necessary to support the expansion of our business. We have hired additional management personnel and are using a staffing company to provide qualified personnel to fill our technical and labor needs. This approach allows us to control our overhead expenses. While we are located in an area with a good supply of qualified candidates, the process, however, of evaluating the candidates is time intensive for our management and maintaining a sufficiently qualified workforce will continue to be a challenge for us in the near future. Although our recent capital raises have provided the funds necessary to support our recent growth, if we are to continue to implement our growth strategy we will need to raise additional capital. We do not have any commitments for additional capital, and there are no assurances we will be successful in raising any needed capital. Our inability to raise capital as necessary could restrict our further growth.

Our fiscal year end is June 30.  We refer to the three months ended December 31, 2011 as the second quarter of 2012 and the three months ended December 31, 2010 as the second quarter of 2011.

Results of Operations

The following table represents the change our year-over-year results of operations for each of the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Sales	$1,556,587	$1,230,241	$3,445,268	$2,067,559
Cost of Sales	1,045,217	549,368	2,060,283	917,508
Gross Profit	511,370	680,873	1,384,985	1,150,051
Selling, General and Administrative Expenses	895,509	480,904	1,501,772	943,528
Operating Income/ (Loss)	(384,139)	199,969	(116,787)	206,523
Other Income/(Expense)	(46,083)	(1,226)	(96,291)	(3,397)
Net Income/(Loss)	$(430,222)	$198,743	$(213,078)	$203,126

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Sales in the second quarter of fiscal 2012 increased 27% as compared to the second quarter of fiscal 2011.Our sales increased during the three months ended as a result of an increase of inbound customer shipments from existing customers during the period.  Our business is driven by either businesses or the government updating older equipment or partnering with our Company to dispose of old or unused equipment.  As such, the timing of equipment inflow is not consistent or predictable.

Our gross profit margin depends on various factors, including product mix, pricing strategies, market conditions, and other factors, any of which could result in changes in gross margins from period to period.  Our objective for gross profit as a percentage of sales is between 40% and 50%.   Gross profit decreased 25% in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011. As a percentage of sales, gross profit was 33% in the second quarter of fiscal 2012 as compared to 55% in the second quarter of fiscal 2011.  The decline in the gross profit margin was attributable to an increase in warehouse labor of approximately $329,000, or 21% of sales, which was the result of the addition of a second shift to manage a backlog of inventory we had on-hand and the increased lease costs associated with the expanded warehouse space to support a new partner during fiscal 2011.  During January 2012, we eliminated the second shift in the warehouse.  The prime vendor with one of our inbound equipment customers is currently renegotiating their contract.  As a result, we experienced a decrease in equipment volume during the second quarter of 2012.  We are unable to predict the ultimate outcome of these contract renegotiations.  Based upon the outcome, if the contract is successfully renegotiated we expect that the equipment volume will return to earlier levels which will increase our gross margins in future periods.  If, however, these contract renegotiations are not ultimately concluded in a fashion which benefits our company, and we are not able to replace this partner, we expect that the additional space and personnel will be reduced.

Selling, general and administrative expenses increased 86% in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011, while increasing as a percentage of sales to 58% versus 39% in the respective periods. The primary factors that impacted selling, general and administrative expenses were:

•
Compensation and benefits increased approximately $330,000 as a result of approximately $259,000 in amortization of stock based compensation, approximately $55,000 for salary increases and additional employees and approximately $15,000 for benefits related to employees; and

•	Facilities’ costs increased approximately $68,000 as a result of the additional space leased for the partner expansion and an increase in real estate taxes.

Other expense increased to approximately $45,000 in the second quarter of fiscal 2012 as compared to $1,000 in the same period of 2011. The increase is the result of interest expense associated with convertible note issued n February 2011 together with the amortization of the debt discount for the value of the warrants issued in this note offering, including the warrants issued to the placement agent as a fee.

Net (loss) in the second quarter of fiscal 2012 was approximately $(430,000) compared to net income of  approximately $199,000 in the second quarter of fiscal 2011 resulting from a decline in gross profit, and increase in selling, general and administrative expenses and an increase in interest expense.

Six Months Ended December 31, 2011 Compared to Six Months Ended December 31, 2010

Sales for the six months ended December 31, 2011 increased 67% as compared to the six months ended December 31, 2010.   Our sales increased during the six months ended as a result of an increase of inbound customer shipments from existing customers during the period.  Our business is driven by either businesses or the government updating older equipment or partnering with our Company to dispose of old or unused equipment.  As such, the timing of equipment inflow is not consistent or predictable

Gross profit increased 20%  for the six months ended December 31, 2011 as compared to the six months ended December 31, 2010. As a percentage of sales, gross profit was 40% for the six months ended December 31, 2011 as compared to 56% in the six months ended December 31, 2010.  As set forth above, this decline in the gross profit margin was attributable to an increase in warehouse labor of approximately $501,000 or 15% of sales, which was the result of the addition of a second shift and expansion to an additional warehouse to support a new partner.

Selling, general and administrative expenses increased 59% for the six months ended December 31, 2011 as compared to the six months ended December 31, 2010, while decreasing as a percentage of sales to 44% versus 46% in the respective periods. The primary factors that impacted selling, general and administrative expenses were:

•
Compensation and benefits increased approximately $400,000 as a result of  approximately $259,000 in amortization of stock based compensation, approximately $100,000 for salary increases and additional employees and approximately $25,000 for benefits related to employees, and

•	Facilities costs increased approximately $140,000 as a result of the additional space leased for the partner expansion and an increase in real estate taxes.

The increase in other expense in the six month period reflect the interest expenses associated with the convertible notes and the amortization of the debt discount for the value of the warrants issued in this note offering, including the warrants issed to the placement agent as a fee.

Net loss for the six months ended December 31, 2011 was approximately $213,000 compared to net income of approximately $203,000 in the comparable period of fiscal 2011 resulting from an increase in selling, general and administrative expenses and an increase in interest expense, which is partially offset by an increase in gross profit.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At December 31, 2011 we had working capital of approximately $826,000 as compared to working capital of approximately $654,000 at June 30, 2011.  The increased working capital at December 31, 2011 is primarily attributable to increases in our accounts receivable and a decrease in accounts payable and accrued interest and expenses, offset by a decrease in inventories.

Accounts receivable increased 21% at December 31, 2011 from June 30, 2011 which is attributable to timing differences.  Our inventories at December 31, 2011 decreased 96% from June 30, 2011.  Unlike many companies in other businesses which time inventory purchases to maintain an adequate amount of inventory for its anticipated sales, our inventory levels will fluctuate primarily based upon the decommissioning schedules for legacy IT by our clients which determine when we take possession of the used IT equipment.  As a result, our inventory levels have historically fluctuated from period to period and we expect that fluctuation to continue in future periods.

Accounts payable decreased 31% at December 31, 2011 as compared to June 30, 2011 which is also the result of timing differences.  Accrued expenses decreased 62% at December 31, 2011 from June 30, 2011 primarily as a result of payment of the accrued expenses associated with professional fees and conversion of accrued interest into common stock.

We do not presently have any commitments for capital expenditures and we believe our available working capital is sufficient for our needs for at least the next 12 months.

Cash flows

Net cash provided by operating activities was approximately $24,000 for the six months ended December 31, 2011 as compared to net cash provided by operating activities of approximately $340,000 for the six months ended December 31, 2010.

In the six months ended December 31, 2011 cash was provided as follows:

•	Non-cash operating expenses of approximately $330,000, partially offset by
•	Net loss was approximately $213,000, and
•	Decrease in working capital of approximately $93,000.

In the six months ended December 31, 2010 cash was provided as follows:

•	Net income was approximately $203,000, and
•	Increase in working capital of approximately $143,000, partially offset by
•	Non-cash operating expenses of approximately $<6,000>.

Net cash used in investing activities of approximately $12,000 for the six months ended December 31, 2011 and 2010 reflects our purchase of additional equipment.

Net cash used in financing activities for the six months ended December 31, 2011 was approximately $5,000 and reflects payments on our notes payable. Net cash provided by financing activities for the six months ended December 31, 2010 was approximately $444,000 and reflects proceeds we received from our 2010 unit offering and 2011 note offering , offset by payments to the related party for the balance of amounts owed for the repurchase of shares of our common stock and payments on our notes payable.

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

Critical Accounting Policies

Revenue Recognition

For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms.  Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable.  If uncertainties exist regarding customer acceptance or collectability, revenue is recognized when those uncertainties have been resolved.  The Company provides a limited as-is warranty on some of its products.  The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience.  At December 31, 2011 and June 30, 2011, a warranty reserve was not considered necessary.

Asset management fees are recognized once the services have been performed and the results reported to the client.  In those circumstances where the Company disposes of the client’s product, or purchases the product from the client for resale, revenue is recognized as a “product sale” described above.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the expected collectability of its accounts receivable. The Company performs credit evaluations of significant customers and establishes an allowance for doubtful accounts based on the aging of receivables, payment performance factors, historical trends and other information. In general, the Company reserves 100% of those outstanding more than 90 days. The Company evaluates and revises the reserve on a monthly basis based on a review of specific accounts outstanding and our history of uncollectible accounts.  As of December 31, 2011 and June 30, 2011, the Company recorded approximately $43,000 and $54,000, respectively of allowance for doubtful accounts.

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

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     (Removed and Reserved).

Item 5.     Other Information.

None.

Item 6.     Exhibits.

No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer*
101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
_____
*   filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AnythingIT Inc.

February 2, 2012	By:	/s/ David Bernstein
David Bernstein, Chief Executive Officer

	By:	/s/ Gail L. Babitt
Gail L. Babitt, Chief Financial Officer