Form 10-Q
period 2012-03-31
ANYTHINGIT INC
filed 2012-05-03
CIK 1129048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2012

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-54540

AnythingIT Inc.
(Name of registrant as specified in its charter)

Delaware	22-3767312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17-09 Zink Place, Unit 1, Fair Lawn, NJ	07410
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  108,570,636 shares of common stock are issued and outstanding as of April 30, 2012.

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

AnythingIT Inc.
Table of Contents

		Page No.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Balance Sheets at March 31, 2012 (Unaudited) and June 30, 2011 (Audited)	5

	Unaudited Statements of Operations - For the Three and Nine Months Ended March 31, 2012 and 2011	6

	Unaudited Statements of Cash Flows - For the Nine Months Ended March 31, 2012 and 2011	7

	Notes to Unaudited Financial Statements -	8-20

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ANYTHINGIT INC.
Balance Sheets

	March 31, 2012
	(unaudited)	June 30, 2011
ASSETS
Current assets
Cash and cash equivalents	$1,302,429	$1,270,721
Accounts receivable, net of allowance for doubtful	524,203	372,031
Inventories	11,886	369,489
Deferred financing costs	41,014	54,045
Prepaid expenses and other current assets	133,993	35,755
Total current assets	2,013,525	2,102,041

Property and equipment, net	138,619	165,591

Deferred financing costs	-	26,053
Security deposits	10,403	10,403
Total assets	$2,162,547	$2,304,088

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$774,924	$1,131,343
Accrued expenses	106,304	196,645
Customer deposits	349,413	16,176
Capital lease payable	26,019	32,541
Deferred revenues	100,761	49,815
Current portion of notes payable	41,410	45,811
Total current liabilities	1,398,831	1,472,331

Capital lease payable	1,124	18,640

Long term debt:
Note payable bank	29,431	32,245
Convertible notes payable net of debt discount of $68,991 and $131,083, respectively	431,009	418,917
Total long-term debt	461,564	469,802

Total Liabilities	1,860,395	1,942,133

Shareholders' Equity
Preferred stock - $.01 par value
5,000,000 shares authorized; none outstanding	-	-
Common stock - $.01 par value
200,000,000 shares authorized;
108,570,636 and 104,458,636 shares issued and outstanding, respectively	1,085,706	1,044,586
Additional paid-in capital	6,952,961	6,360,285
Accumulated deficit	(7,736,515)	(7,042,916)
Total shareholders' equity	302,152	361,955
Total liabilities and shareholders' equity	$2,162,547	$2,304,088

See accompanying notes to unaudited financial statements.

ANYTHINGIT INC.
 Statements of Operations
For the Three and Nine Months Ended March 31, 2012 and 2011
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011

Net sales	$1,108,935	$1,430,511	$4,468,327	$3,436,370
Cost of sales	522,518	872,760	2,496,925	1,728,568
Gross profit	586,417	557,751	1,971,402	1,707,802

Operating Expenses
Selling, general and administration	1,016,434	520,745	2,518,206	1,464,273

Operating income (loss)	(430,017)	37,006	(546,804)	243,529

Other income (expense) :
Interest expense, net of interest income of
$685, $4,016, $5,156 and $5,016, respectively	(50,504)	(27,916)	(146,795)	(31,313)

Income (loss) before income taxes	(480,521)	9,090	(693,599)	212,216

Provision for income taxes	-	-	-	-

Net Income (loss)	$(480,521)	$9,090	$(693,599)	$212,216

Net income (loss) per common share:
Basic:	$(0.00)	$0.00	$(0.01)	$0.00
Fully diluted:	$(0.00)	$0.00	$(0.01)	$0.00

Weighted average common shares outstanding basic	108,147,068	104,355,858	105,716,473	102,194,950
Weighted average common shares outstanding diluted	108,147,068	116,661,969	105,716,473	109,410,096

See accompanying notes to unaudited financial statements.

ANYTHINGIT INC.
Statements of Cash Flows
For the Nine Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011

OPERATING ACTIVITIES
Net Income (loss)	$(693,599)	212,216
Adjustments to reconcile net income (loss) from operations to net cash provided by (used in)operating activities
Depreciation	42,555	33,840
Amortization of debt discount	62,092	17,007
Amortization of deferred financing costs	39,084	-
Reduction in allowance for doubtful accounts	(11,131)	(14,782)
Amortization of stock based compensation	522,596	-
Change in operating assets and liabilities
Accounts receivable	(141,041)	(56,609)
Inventories	357,603	(43,985)
Prepaid expenses and other current assets	(98,238)	6,831
Accounts payable	(356,419)	383,364
Accrued expenses	(29,141)	(21,456)
Customer deposits	333,237	(76,986)
Deferred revenues	50,946	25,495
Net cash provided by operating activities	78,544	464,935

INVESTING ACTIVITIES
Purchases of property and equipment	(15,583)	(34,459)
Net cash used in investing activities	(15,583)	(34,459)
FINANCING ACTIVITIES
Common stock issued for cash, net of costs	-	481,150
Proceeds from convertible notes payable, net of costs	-	495,000
Payments on capital leases	(24,038)	(20,960)
Payments to related party	-	(21,000)
Payments on notes payable	(7,215)	(7,364)
Net cash provided by (used in) financing activities	(31,253)	926,826

Net increase in cash and cash equivalents	31,708	1,357,302

Cash and cash equivalents at beginning of year	1,270,721	538,642

Cash and cash equivalents at end of year	$1,302,429	1,895,944

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments during the year for :
Interest	$2,572	$5,580
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Stock issued to pay interest on notes	$60,937	$-

See accompanying notes to unaudited financial statements.

ANYTHINGIT INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2011 included in the Company's Registration Statement on Form S-1, as amended, as declared effective by the Securities and Exchange Commission on November 4, 2011. The financial data for the three month and nine month periods presented may not necessarily reflect the results to be anticipated for the complete year ending June 30, 2012.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Concentration of Credit Risk

The Company maintains cash in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”), including non-interest bearing transaction account deposits protected in full by the Dodd-Frank Wall Street and Consumer Protection Act (the “Dodd-Frank Act”). As of March 31, 2012 and June 30, 2011, the Company had approximately $500,491 and $704,745 that exceeds the protected limits under FDIC and the Dodd-Frank Act. The Company had not experienced any losses in such accounts

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the expected collectability of its accounts receivable. The Company performs credit evaluations of significant customers and establishes an allowance for doubtful accounts based on the aging of receivables, payment performance factors, historical trends and other information. In general, the Company reserves 100% of the receivables outstanding more than 90 days. The Company evaluates and revises the reserve on a monthly basis based on a review of specific accounts outstanding and our history of uncollectible accounts.  As of March 31, 2012 and June 30, 2011, the Company recorded $42,814 and $53,945, respectively of allowance for doubtful accounts.

Inventories

Inventories, consisting of used computer equipment, is stated at the lower of cost or market. The Company reviews inventory for excess or obsolete inventory and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. No allowance is necessary at March 31, 2012 and June 30, 2011.

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

Asset Classification	Estimated Useful Life (years)
Computers and software	3
Equipment	5
Furniture and fixtures	5 to 7

NOTE 2. – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

	March 31, 2012	June 30, 2011
Software	$119,959	$119,959
Furniture and Fixtures	89,782	84,459
Equipment	85,365	85,365
Capital Leased Assets	139,737	139,737
Leasehold improvements	79,249	68,989
Less: Accumulated depreciation	(375,473)	(332,918)
Propert and Equipment, net	$138,619	$165,591

Depreciation for the nine month periods ended March 31, 2012 and 2011 was $42,555 and $33,840, respectively.

Revenue Recognition

For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms.  Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable.  If uncertainties exist regarding customer acceptance or collectability, revenue is recognized when those uncertainties have been resolved.  The Company provides a limited as-is warranty on some of its products.  The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience.  At March 31, 2012 and June 30, 2011, a warranty reserve was not considered necessary.

The Company is party to brokered transactions whereby an upstream customer provides product to the Company if the parameters of the transactions can be satisfied.  Based upon the upstream customer parameters and the nature of the risk and control of the transaction by the Company these sales may be recorded on a gross or net basis.

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

NOTE 2. – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Shares potentially issuable were as follows:

	March 31, 2012	June 30, 2011

Stock Options	10,580,000	-
Warrants	15,332,500	15,332,500
Convertible Notes	5,147,945	5,801,970
	31,060,445	21,134,470

For the three months ended and nine months ended March 31, 2012 the Company had a net loss.  The impact of additional shares would be anti-dilutive, and, as such, the basic and diluted shares are the same for those periods.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination.   For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of March 31, 2012 and 2011, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  All of the Company's tax years are subject to federal and state tax examination.

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

For the three months ending March 31, 2012 and 2011, total stock-based compensation was $263,576 and $0, respectively, and for the nine months ending March 31, 2012 and 2011 total stock based compensations was and $522,596 and $0, respectively. The Company granted 8,680,000 stock options and issued 1,000,000 restricted shares of common stock in December 2011. During the three months ended March 31, 2012 the Company granted 2,000,000 stock options and 2,000,000 restricted shares of common stock in January 2012.

NOTE 2. – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Financial Instruments

In January 2010, the FASB issued (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). ASU No. 2010-06 requires new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for such transfers and in the reconciliation for Level 3 fair value measurements, the requirement to disclose separately information about purchases, sales, issuances and settlements. The Company adopted the provisions of ASU No. 2010-06 on January 1, 2010, except for disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements. Those disclosures were effective for financial statements issued for fiscal years beginning after December 15, 2010. The impact of its adoption on the Company’s financial statements was not material.

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued interest and expenses, and customer deposits are reflected in the balance sheets at cost, which approximates fair value because of the short-term maturity of these instruments.

Advertising

Advertising costs are charged to operations when incurred.  During the nine month periods ended March 31, 2012 and 2011, the Company incurred $9,845 and $109, respectively in advertising expense.

Reclassifications

Certain prior period balances have been reclassified to conform to the current year’s presentation.  These reclassifications had no impact on previously reported results of operations or stockholders’ equity.  In addition to standard balance sheet and income statement reclassifications, the Company had reclassifications to capital leases of equipment leased previously categorized as operating leases, with consistent application in all periods.  Additionally, the Company has determined a few of its sales contracts should be treated as agency sales and as such reported on a net revenue versus gross revenues basis, consistently applied.   The Company did not deem any of these reclassifications to be material.

New Accounting Standards

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3. - ACCOUNTS RECEIVABLE.

Accounts receivable consisted of the following at March 31, 2012 and June 30, 2011:

	March 31, 2012	June 30, 2011

Accounts receivable	$567,017	$425,976
Less: allowance for doubtful accounts	(42,814)	(53,945)
Accounts receivable, net	$524,203	$372,031

NOTE 4. - INVENTORIES.

Inventories consisted of finished goods at March 31, 2012 and June 30, 2011. At March 31, 2012 and June 30, 2011, the balance is $11,886 and $369,489, respectively.

NOTE 5. – CAPITAL LEASE OBLIGATIONS.

The Company has entered into several capital lease obligations to purchase equipment for operations. The Company has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category and related depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized as of March 31, 2012 and June 30, 2011:

	Useful Life (Years)	March 31, 2012	June 30, 2011

Equipment	5	$60,523	$60,523
Software	5	79,214	79,214
		139,737	139,737
Acumulated Depreciation		(118,071)	(88,556)
		$21,666	$51,181

Future minimum payments required under capital leases at March 31, 2012, are as follows:

March 31, 2012

FY 2012	$9,233
FY 2013	19,397

Total future payments	28,630
Less: Amount representing interest	1,487

Present value of future minimum payments	27,143
Less: Current portion	26,019

Long term portion	$1,124

NOTE 6. – RELATED PARTY TRANSACTIONS.

Amounts outstanding under a loan and credit line from a bank (Note 8) are personally guaranteed by officers of the Company.

In February 2010 the Company entered into a Stock Purchase Agreement with a founder and member of our Board of Directors. Under the terms of the agreement, the Company repurchased 15,000,000 shares of our common stock owned by him for $45,000, of which $10,000 was paid on the date of the agreement and the balance was paid in 10 equal monthly installments of $3,500 through December 2010. The balance at March 31, 2012 and June 30, 2011 was $0. The shares which were repurchased included his original holdings in our Company together with 2,500,000 shares issued to him in August 2008 as compensation for services as a member of our Board of Directors. The 15,000,000 shares have been cancelled and returned to the status of authorized but unissued shares of our common stock. The balance was paid in full during fiscal 2011.

NOTE 7. – ACCRUED EXPENSES.

Accrued expenses represent obligations that apply to the reported period and have not been billed by the provider or paid by the Company.

At March 31, 2012 and June 30, 2011, accrued expenses consisted of the following:

	March 31, 2012	June 30, 2011
Accrued interest	$14,795	$30,197
Wages and vacation	66,208	46,752
Commission	9,575	55,941
Professional fees	14,061	61,903
Other	1,665	1,852
	$106,304	$196,645

NOTE 8. – LONG TERM DEBT.

Loan Payable – TD Banknorth

On July 2, 2001 the Company entered into a loan agreement for the principal amount of $100,000, maturing in October 2018 payable with varying monthly installments including interest at approximately 5.25% per annum, secured by all assets of the Company.  At March 31, 2012 and June 30, 2011, the balance is $34,349 and $37,036, respectively.

Line of Credit Payable – American Express

The Company obtained a Business Capital line from American Express in the amount of $63,200. The line is payable in varying monthly installments including interest at approximately 9.49% per annum. The line is secured by all assets of the Company. At March 31, 2012 and June 30, 2011, the balance is $36,492 and $41,020, respectively.

NOTE 8. – LONG TERM DEBT (continued).

12% Convertible Promissory Notes

In January and February 2011 the Company issued and sold $550,000 principal amount 12% convertible promissory notes in a private offering resulting in gross proceeds of $495,000.  The notes are unsecured and pay interest at 12% per annum, in arrears, in shares of our common stock valued at $0.10 per share. The notes mature on December 31, 2013, provided, however, that in our sole option we may extend the maturity date until December 31, 2014 if the note is not converted by December 31, 2013.  The notes are convertible at any time at the option of the holder into shares of our common stock at a conversion price of $0.10 per share.  At any time that the closing price of our common stock on any exchange on which it might be listed or in the over the counter market equals or exceeds $0.20 per share for 20 consecutive trading days, we have the right to convert the notes into shares of our common stock at a conversion price of $0.10 per share. The conversion price of the note is subject to proportional adjustment in the event of stock splits, dividends, recapitalizations and similar corporate events.  Presently, these notes are convertible into an aggregate of 5,000,000 shares of our common stock.  At March 31, 2012 and June 30, 2011, the Company had $14,795 and $30,197, respectively in accrued interest on the notes. On December 31, 2011 $60,937 of accrued interest was converted to 609,370 shares of common stock at $0.10. On January 17, 2012, one of the noteholders of the 12% convertible promissory notes converted $50,000 plus accrued interest of $263 into 502,630 shares of common stock.

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

In accordance with ASC 470, the Company is amortizing the BCF over the two year term of the note. For the three month periods ended March 31, 2012 and March 31, 2011 the Company recognized $20,698 and $17,007, respectively of amortization expense.  For the nine month periods ended March 31, 2012 and March 31, 2011 the Company recognized $62,092 and $17,007, respectively of amortization expense. As of March 31, 2012 and June 30, 2011 the BCF had a carrying value of $68,991 and $131,083, respectively.

NOTE 8. – LONG TERM DEBT (continued).

	March 31, 2012	June 30, 2011

Loan payable to TD Banknorth maturing in October 2018 payable with varing monthly installments including interest at approximately 5.25% per annum, secured by all assets of the Company	$34,349	$37,036

Line payable to American Express payable with varying monthly installments including interest at approximately 9.49% per annum, secured by all assets of the Company	36,492	41,020

12% Convertible Promisory note $500,000 principal net of debt discount of $68,991 at March 31, 2012 and $550,000 principal net of debt discount of $131,083 at June 30, 2011	431,009	418,917
	501,850	496,973
Less : Current portion	41,410	45,811
	$460,440	$451,162

NOTE 9. – STOCKHOLDERS’ EQUITY.

Our authorized capital stock consists of 200,000,000 shares of common stock, $0.01 par value per share, and 5,000,000 shares of preferred stock, par value $0.01 per share.  As of March 31, 2012 and June 30, 2011, there are 108,570,636 and 104,458,636 shares of common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

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

In February 2010 the Company entered into a Stock Purchase Agreement with a founder and member of our Board of Directors.  Under the terms of the agreement, the Company repurchased 15,000,000 shares of our common stock owned by him for $45,000, of which $10,000 was paid on the date of the agreement and the balance was paid in 10 equal monthly installments of $3,500 through December 2010.  The shares which the Company repurchased included his original holdings in our company together with 2,500,000 shares issued to him in August 2008 as compensation for services as a member of our Board of Directors.  The 15,000,000 shares have been cancelled and returned to the status of authorized but unissued shares of our common stock.

NOTE 9. – STOCKHOLDERS’ EQUITY (continued).

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

On January 3, 2012 the Company entered into a consulting agreement with Wall Street Grand, LLC (WSG) to provide financial marketing consulting services for a period of three months starting January 15, 2012. The Company paid WSG $50,000 and issued 2,000,000 shares of our common stock valued at $260,000, the fair market value on the date of issuance.

On January 17, 2012, one of the noteholders of the 12% convertible promissory notes converted $50,000 plus accrued interest of $263 into 502,630 shares of common stock (Note 7).

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

NOTE 9. – STOCKHOLDERS’ EQUITY (continued).

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

In accordance with ASC 470, the Company is amortizing the deferred financing costs over the two year term of the note. As of March 31, 2012, the Company had recognized $39,084 of interest expense resulting in a carrying value of $41,014.

NOTE 9. – STOCKHOLDERS’ EQUITY (continued).

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

		Range of	Weighted Average
	Warrants	Exercise Price	Exercise Price
Outstanding at June 30, 2011	15,332,500	$.10 to $.25	$0.19
Granted	-
Expired	-
Outstanding at March 31, 2012	15,332,500	$.10 to $.25	$0.19

NOTE 10. – STOCK OPTIONS AND WARRANTS.

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

NOTE 10. – STOCK OPTIONS AND WARRANTS (Continued).

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

On March 7, 2012, the Company entered into an employment agreement with its Chief Financial Officer. As part of the agreement the Company granted to her under its 2010 Equity Compensation Plan incentive stock options to purchase an aggregate of 2,000,000 shares of the Company’s common stock at an exercise price of $0.05 , vesting as follows: options to purchase 500,000 shares vested on March 7, 2013, options to purchase an additional 500,000 shares vest on March 7, 2014; options to purchase an additional 500,000 shares vest on March 7, 2015; and options to purchase the remaining 500,000 shares vest on March 7, 2016. The Company used the Black-Scholes option pricing model to value the stock options. Included in the assumptions of this calculation, the Company used a risk-free rate of 0.85%, (based on the US Treasury note yield), five year maturity, volatility of 84.0% (based on the daily historical performance of a comparable Company’s stock), and a strike price of $0.05.

		Range of	Weighted Average
	Options	Exercise Price	Exercise Price
Outstanding at June 30, 2011	-	-	$-
Granted	10,680,000	$.05 to $.12	$0.09
Expired	(100,000)	$0.10	$0.10
Outstanding at March 31, 2012	10,580,000	$.05 to $.12	$0.09

For the three months ending March 31, 2012 and 2011, total stock-based compensation was 263,576 and $0, respectively and for the nine months ending March 31, 2012 and 2011 total stock based compensations was  and $522,596 and $0, respectively.

NOTE 11. – SUBSEQUENT EVENTS.

The Company has evaluated events and transactions that occurred subsequent to March 31, 2012 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements. In April 2012, the Company had a significant sales transaction in the normal course of business for the sale of equipment for approximately $755,000. This transaction could result in some reductions for product defects. We are not aware of any defects and, as such, have not booked a reserve on this transaction. This transaction plus any potential charge-backs will be recognized as equipment sales in the three months and 12 months ending June 30, 2012. Other than the disclosures shown, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three months ended and nine months ended March 31, 2012 and 2011 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our registration statement on Form S-1 as filed with the Securities and Exchange Commission on May 10, 2011, as amended.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a provider of green technology solutions to the information technology (IT) industry, managing the equipment needs of our government and commercial clients by buying, reselling, or recycling, in an environmentally and regulatory compliant manner, computers and other technology hardware. We operate in one segment. We generate revenues from:

●	fees for inventory management and data destruction services,
●	sales of used equipment to wholesalers providing a second life to IT equipment that may otherwise be discarded, and
●	sales to companies that specialize in removing recyclable or remarketable parts of electronics from equipment that no longer has a usable life.

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

We expect the growth of our industry, as well as the growth of our company, to continue in the future. Our business strategy is based upon leveraging our experience and building on our existing business model by expanding our relationships and resources and includes:

●	expanding our sources of technology equipment;
●	expanding our resources for environmentally compliant recycling, reuse and data storage and destruction;
●	expanding the demanufacturing and recycling services we provide; and
●	further penetrating the large global market for the resale of useful equipment.

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

Our fiscal year end is June 30.  We refer to the three months ended March 31, 2012 as the third quarter of 2012 and the three months ended March 31, 2011 as the third quarter of 2011.

Results of Operations

The following table represents the change our year-over-year results of operations for each of the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Sales	$1,108,935	$1,430,511	$4,468,327	$3,436,370
Cost of Sales	522,518	872,760	2,496,925	1,728,568
Gross Profit	586,417	557,751	1,971,402	1,707,802
Selling, General and Administrative Expenses	1,016,434	520,745	2,518,206	1,464,273
Operating Income/ (Loss)	(430,017)	37,006	(546,804)	243,529
Other Income/(Expense)	(50,504)	(27,916)	(146,795)	(31,313)
Net Income/(Loss)	$(480,521)	$9,090	$(693,599)	$212,216

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Sales in the third quarter of fiscal 2012 decreased 22% as compared to the third quarter of fiscal 2011.  Our sales decreased during the three months ended as a result of a decrease in product to resell at the beginning of the period due to a slowing of inbound customer shipments from existing customers at the end of the prior period and the beginning of the period.  Our business is driven by either businesses or the government updating older equipment or partnering with our Company to dispose of old or unused equipment.  As such, the timing of equipment inflow is not consistent or predictable.

Our gross profit margin depends on various factors, including product mix, pricing strategies, market conditions, and other factors, any of which could result in changes in gross margins from period to period.  Our objective for gross profit as a percentage of sales is between 40% and 50%.  Gross profit increased 5% in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011. As a percentage of sales, gross profit was 53% in the third quarter of fiscal 2012 as compared to 39% in the third quarter of fiscal 2011.  The increase in the gross profit margin was attributable to demand for product from wholesalers which was partially offset by an increase in warehouse labor of approximately $153,000, or 14% of sales, which was the result of the addition of a second shift that was halted in January 2012 and the increase in personnel associated with the expanded warehouse space to support a new partner during fiscal 2011.  The prime vendor with one of our inbound equipment customers is currently renegotiating their contract.  As a result, we experienced a decrease in equipment volume during the second and third quarters of 2012.  We are unable to predict the ultimate outcome of these contract renegotiations.  Based upon the outcome, if the contract is successfully renegotiated we expect that the equipment volume will return to earlier levels which will increase our sales in future periods.  If, however, these contract renegotiations are not ultimately concluded in a fashion which benefits our company, and we are not able to replace this partner, we expect that the additional space and personnel will be reduced.

Selling, general and administrative expenses increased 95% in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011, while increasing as a percentage of sales to 92% versus 36% in the respective periods. The primary factors that impacted selling, general and administrative expenses were:

●
Compensation and benefits increased approximately $380,000 as a result of approximately $264,000 in amortization of stock based compensation, approximately $92,000 for additional employees, including the addition of a third executive officer and salary increases and approximately $24,000 for benefits related to employees; and

●	Facilities’ costs increased approximately $71,000 as a result of the additional space leased for the partner expansion and an increase in real estate taxes.

Other expense increased to approximately $51,000 in the third quarter of fiscal 2012 as compared to $28,000 in the same period of 2011. The increase is the result of interest expense associated with convertible note issued n February 2011 together with the amortization of the debt discount for the value of the warrants issued in this note offering, including the warrants issued to the placement agent as a fee.

Net (loss) in the third quarter of fiscal 2012 was approximately $(480,000) compared to net income of approximately $9,000 in the third quarter of fiscal 2011 resulting from a decline in sales, and increase in selling, general and administrative expenses and an increase in interest expense.

Nine Months Ended March 31, 2012 Compared to Nine Months Ended March 31, 2011

Sales for the nine months ended March 31, 2012 increased 30% as compared to the nine months ended March 31, 2011.  Our sales increased during the nine months ended as a result of an increase of inbound customer shipments from existing customers during the period during the first six months of the year to date period.   We had a $755,000 sales transaction in April 2012, which should result in a significant increase in sales for our three month period ending June 30, 2012 compared to the three month period ended June 30, 2011.  Our business is dependent upon the timing for companies and the government to launch new information technology equipment and the adoption of reuse and recycling as a business practice.  As such, we do not know if this increase will be sustainable or a one time event.

Gross profit increased 15% for the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011. As a percentage of sales, gross profit was 44% for the nine months ended March 31, 2012 as compared to 50% for the nine months ended March 31, 2011.  As set forth above, this decline in the gross profit margin was attributable to an increase in warehouse labor of approximately $654,000 or 15% of sales, which was the result of the addition of a second shift and expansion to an additional warehouse to support a new partner, which was partially offset by an increase in demand for product from wholesalers.

Selling, general and administrative expenses increased 72% for the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011, while increasing as a percentage of sales to 56% versus 43% in the respective periods. The primary factors that impacted selling, general and administrative expenses were:

●
Compensation and benefits increased approximately $777,000 as a result of approximately $523,000 in amortization of stock based compensation, approximately $192,000 for additional employees, including the addition of a third executive officer and salary increases and approximately $62,000 for benefits related to employees, and

●	Facilities costs increased approximately $214,000 as a result of the additional space leased for the partner expansion and an increase in real estate taxes.

As we continue to invest in our business opportunities, we expect both compensation and benefits and facilities to continue to grow.  We will continue to manage our costs so that the ratio of growth will be favorable when compared with our growth in sales.

The increase in other expense in the nine month period reflect the interest expenses associated with the convertible notes and the amortization of the debt discount for the value of the warrants issued in this note offering, including the warrants issued to the placement agent as a fee.  We expect our interest expense to remain consistent at the current levels, unless, we determine that we need to add leverage to our balance sheet to support growth opportunities.

Net loss for the nine months ended March 31, 2012 was approximately $694,000 compared to net income of approximately $212,000 in the comparable period of fiscal 2011 resulting from an increase in selling, general and administrative expenses and an increase in interest expense, which is partially offset by an increase in gross profit.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for operating the business.  At March 31, 2012 we had working capital of approximately $615,000 as compared to working capital of approximately $630,000 at June 30, 2011.  The decreased working capital at March 31, 2012 is primarily attributable to increases in customer deposits and a decrease in inventories, which is offset by increases in our accounts receivable and prepaid expenses and a decrease in accounts payable.

Accounts receivable increased 41% at March 31, 2012 from June 30, 2011 which is attributable to timing differences.  Prepaid expenses increased 275% or approximately $98,000 at March 31, 2012 from June 30, 2011 which is attributable to an increase in insurance costs as a public company and the timing of the premium payments as well as an increase in prepaid freight costs.  Our inventories at March 31, 2012 decreased 97% from June 30, 2011.  Unlike many companies in other businesses which time inventory purchases to maintain an adequate amount of inventory for its anticipated sales, our inventory levels will fluctuate primarily based upon the decommissioning schedules for legacy IT by our clients which determine when we take possession of the used IT equipment.  As a result, our inventory levels have historically fluctuated from period to period and we expect that fluctuation to continue in future periods.

Accounts payable decreased 32% at March 31, 2012 as compared to June 30, 2011 which is also the result of timing differences.  Customer deposits increased 2,060% or approximately $333,000 at March 31, 2012 from June 30, 2011 primarily as a result of a partial payment for a large sale that was not shipped by March 31, 2012, and, as such the sale was not recognized in the period ended March 31, 2012.

We are currently in the process of implementing a new software solution to manage our warehouse operations.  This software should help us improve our controls, processes and automation.  We believe our available working capital is sufficient for our needs for at least the next 12 months, including this software implementation.

Cash flows

Net cash provided by operating activities was approximately $78,000 for the nine months ended March 31, 2012 as compared to net cash provided by operating activities of approximately $465,000 for the nine months ended March 31, 2011.

In the nine months ended March 31, 2012 cash was provided as follows:

●	Non-cash operating expenses of approximately $655,000, and
●	Increase in working capital of approximately $117,000, partially offset by a
●	Net loss was approximately $694,000.

In the nine months ended March 31, 2011 cash was provided as follows:

●	Net income was approximately $212,000, and
●	Increase in working capital of approximately $217,000, and
●	Non-cash operating expenses of approximately $36,000.

Net cash used in investing activities was approximately $16,000 for the nine months ended March 31, 2012 as compared to approximately $34,000 for the nine months ended March 31, 2011 reflects our purchase of additional equipment in both periods.

Net cash used in financing activities for the nine months ended March 31, 2012 was approximately $31,000 and reflects payments on our notes payable and capital leases. Net cash provided by financing activities for the nine months ended March 31, 2011 was approximately $927,000 and reflects proceeds we received from our 2010 unit offering and 2011 note offering, partially offset by payments to the related party for the balance of amounts owed for the repurchase of shares of our common stock and payments on our notes payable and capital leases.

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

Critical Accounting Policies

Revenue Recognition

For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms.  Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable.  If uncertainties exist regarding customer acceptance or collectability, revenue is recognized when those uncertainties have been resolved.  The Company provides a limited as-is warranty on some of its products.  The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience.  At March 31, 2012 and June 30, 2011, a warranty reserve was not considered necessary.

Asset management fees are recognized once the services have been performed and the results reported to the client.  In those circumstances where the Company disposes of the client’s product, or purchases the product from the client for resale, revenue is recognized as a “product sale” described above.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the expected collectability of its accounts receivable. The Company performs credit evaluations of significant customers and establishes an allowance for doubtful accounts based on the aging of receivables, payment performance factors, historical trends and other information. In general, the Company reserves 100% of those outstanding more than 90 days. The Company evaluates and revises the reserve on a monthly basis based on a review of specific accounts outstanding and our history of uncollectible accounts.  As of March 31, 2012 and June 30, 2011, the Company recorded approximately $43,000 and $54,000, respectively of allowance for doubtful accounts.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 4 .	CONTROLS AND PROCEDURES.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Not applicable for a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer*
101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAE	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *

*           filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANYTHINGIT Inc.

May 3, 2012	By:	/s/ David Bernstein
David Bernstein,
Chief Executive Officer

	By:	/s/ Gail L. Babitt
Gail L. Babitt,
Chief Financial Officer