Form 10-K
period 2012-06-30
AnythingIT, Inc.
filed 2012-08-22
CIK 1129048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-54540

AnythingIT, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3767312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17-09 Zink Place, Unit 1, Fair Lawn, NJ	07410
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:     (877) 766-3050

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐ Yes ☑No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  Approximately $6,800,000 on December 31, 2011.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.   36,190,238 shares of common stock are issued and outstanding as of August 15, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

●	fluctuations in inventory value,
●	declining prices of new computer equipment,
●	our dependence on sales to the Federal government or to prime contractors for the Federal government,
●	our ability to effectively compete,
●	our dependence on a few significant customers,
●	possible need to raise additional capital,
●	the lack of a liquid market for our common stock,
●	our ability to hire and retain sufficient qualified personnel,
●	possible material weaknesses in our disclosure controls and internal control over financial reporting,
●	our system implementation may not be effective,
●	risks of integrating acquisitions into our company, and
●	the highly competitive nature of our business.

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

All share and per share information contained herein gives effect to a 50:1 forward stock split of our outstanding common stock effective in June 2010 and a 1:3 reverse stock split effective in June 2012.

Unless specifically set forth to the contrary, when used in this report the terms “AnythingIT", ” "we", "us", "our" and similar terms refer to AnythingIT, Inc., a Delaware corporation, “fiscal 2013” refers to the year ended June 30, 2013, “fiscal 2012” refers to the year ended June 30, 2012 and “fiscal 2011” refers to the year ended June 30, 2011.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

Overview

We are a provider of green technology solutions, managing the equipment disposition needs of our government and commercial clients by buying, reselling, or recycling, in an environmentally and regulatory compliant manner, computers and other technology hardware.  By delivering cost effective asset management solutions and capitalizing on our knowledge and relationships in the industry, we believe that we are able to maximize the technology dollars of our clients.

Our focus is on executing and managing secure, compliant end-of-life information technology (“IT”) asset management and disposition services.  As part of our services, we provide a comprehensive asset management system or integrate with our clients existing asset management systems with the goal of providing clear audit trail of the asset and enabling our clients the ability to assess shipping or disposal status, take inventory and generate settlement reports for every returned asset.  Additionally, we are focused on partnering with veterans.  Either through providing employment opportunities directly or through our continuing support of Work Vessels For Veterans.

The Company maintains its principal office in Fair Lawn, New Jersey.

Business Strategy

Our business strategy is based upon leveraging our experience and expanding our relationships and resources and includes:

●	expanding our sources of public and private technology equipment;
●	expanding our resources for environmentally compliant recycling and reuse of equipment,
●	expanding our geographical footprint, and
●	further penetrating the large global market for the resale of useful equipment.

We are giving special attention to federal, state and local government and public sector healthcare agencies as a source of legacy IT product.  As a result of our GSA schedule award from the General Services Administration, we are approved to service all agencies of the government, including federal, state and local government, healthcare, education and Homeland Security. For the overall management of legacy IT equipment, we have a variety of programs including RecycleToday - immediate environmentally compliant downstream disposition- or RecycleTomorrow™- advanced budgeting for the disposal of equipment in conjunction with new product purchases that will eventually become obsolete from one of our partners, either original equipment manufacturers (OEMs) or value-added resellers (VARs).

Growth and Acquisition Strategy

We expect that our ability to grow our company will be accelerated by expanding geographically, either organically or through acquisition.  We believe we can grow through synergistic acquisitions of similar high service companies with positions in various geographic and product markets which we believe may be advantageous to us. Our internal research determined that our industry is primarily populated by small, regional companies, many with strong relationships and reputations but without the critical mass, resources or financial market expertise to maximize on their potential or create an exit strategy for their owners. It is our intent to seek to acquire one or more complementary companies in our space.  We believe that there are several potential acquisition targets in the end-of-life IT asset management recycling business which would be synergistic and broaden our overall competiveness.  However, as we do not have any agreements or understandings with any third parties regarding the terms and conditions of any future acquisitions or leases for additional warehouse space in other geographies, there are no assurances we will be successful in implementing this growth strategy.

The Industry

We believe that the disposal of aging IT assets is becoming increasingly problematic. In 2010 the number of installed PCs worldwide had surpassed 1.4 billion units and was projected to eclipse 2.3 billion units in 2015, according to Gartner, Inc.  Gartner, Inc. analysts estimate the worldwide installed base of PCs is growing just over 23% annually for mobile PCs in the home. Each personal computer (PC), server, storage system, printer or IT device retired can pose a data security risk and potential environmental hazard.  If not processed properly for disposal, this increasing stream of electronic waste, or E-waste, can have a detrimental impact on the environment. E-waste has been identified by the U.S. Environmental Protection Agency (EPA) as the fastest-growing and potentially most hazardous waste stream in the world. Today, we believe that organizations are looking for solutions to divert this waste from the common waste stream and ensure that the hazardous materials that are resident in electronics do not end up in landfills.

In a recent IDC research report dated June 10, 2010 entitled “ITAD Trends and Outlook” analysts indicate that leading service providers in the area of information technology asset disposition, or ITAD, are focusing on data center consolidations.  The report also states that globally there has been a 30% increase in European collection and processing of E-waste in 2009 based on the Waste Electrical and Electronic Equipment (WEEE) Directive.  These analysts also believe the rise in volumes of legacy IT is made possible by:

●	proliferation of collection points and expanding ITAD sector;
●	growing consumer awareness of recycling issues; and
●	expanding “best” practices into “common” practices made evident by the requirement by more enterprise organizations to perform data destruction services.

The report notes Fortune 1000 companies are increasingly searching for global solution and face very little offerings.  Finally, the report noted that one of the biggest challenges that E-waste service providers face is in customer education more than even the competition against each other.

Products and Services

Our focus is on executing and managing secure, compliant end-of-life IT asset management and disposition services.  As part of our services, our reporting systems provide a clear audit trail of the asset detailing disposal status, remarketing inventory and settlement reports for every remarketable asset.

We offer a full suite of ITAD services.  Our products and services revolve around:

●	government mandated IT redeployment Producer Takeback Trade-In and Asset Recovery and Remarketing Programs;
●	regulatory compliant E-waste processing;
●	global logistics management and secure disposal transportation; and
●	secure data erasure and destruction.

We believe that our RecycleTomorrow™ is a cornerstone of our product offerings. The program was created as a means to facilitate the bundling of ITAD services on new devices.  This is a stock-keeping unit, or SKU, based service that our clients can resell alongside any new equipment sales to their clients.  For many organizations, we believe that this program addresses the various funding and budgetary hurdles of achieving regulatory compliance at a reduced recycling services cost. We believe that one inherent advantage of the RecycleTomorrow program is the capability of essentially capitalizing the expense of disposition requirements into the acquisition cost of the new IT asset.

We also provide a range of services that support our customer’s redeployment/remarketing programs, offering a second life to IT equipment that may otherwise be discarded. We believe that extending a product’s lifecycle not only promotes sustainability while reducing total cost of ownership, but contributes toward the basic tenets of waste reduction: reduce, re-use and recycle. As a means of reducing the total project cost and highest return on investment to our customers for their ITAD initiative, we can remarket these assets.  We offer clients a number of remarketing options both domestically and internationally. Our services include conducting a detailed analysis of retired equipment, customized business intelligence-based reporting and recommending a course of action. Based upon our experience, we believe we have the unique ability to quickly remarket technology, utilizing our trading network to quickly access buyers and identify the best remarketing opportunities for equipment.

Logistics and transportation services are a significant part of the IT asset disposition process which we provide to our customers.  Our customized solutions include:

●	secure web-based E-waste pickup request tool;
●	onsite packaging and removal;
●	data erasure or destruction;
●	onsite per system software “padlock” to ensure safe transport of customer data;
●	IT asset serial number scanning;
●	dedicated transport with optional global positioning satellite (GPS) tracking; and
●	armored truck transport.

We offer data security services focused on proper data erasure and destruction techniques including:

●           Data Erasure.  Data erasure is done in accordance with U.S. Department of Defense 5220.22M standards at our certified facilities.  We believe that data security is the most important aspect of IT asset disposition. To ensure that hard drives are properly sanitized and erased, we have assembled what we believe to be a technologically advanced data erasure system. Our hard drive erasure process is designed to ensure safety through 100% data eradication. We erase hard drives while they are either still in the system or out of the system, on our commercial erasure stations. Our capabilities range from single to bulk erasure schemes utilizing our multiport test systems. All hard drives are system audited by us for erasure, with random samples removed for stand-alone audits. Additionally, we conduct periodic random sampling to ensure proper hard drive erasure. Once we fully erase a hard drive and it passes our inspection, remarketing may be an option to regain residual value for the system, utilizing our global trading network to provide customers with the highest possible return of their assets. If remarketing is not an option, we will ensure that the drives are properly destroyed through our destruction process.

●           Destruction.  When erasure of hard drives and data devices is not secure enough or hard drive has an error making data erasure incomplete, we offer data protection by destroying and shredding disk drives in accordance with National Security Agency (NSA) standards. Hard drive shredding usually occurs when optimal data security is a necessity and a company maintains a zero tolerance for risk. Drives designated for destruction are shredded by us into small particles. The shredded material is then properly recycled in an environmentally friendly manner.

●           On-Site Destruction. On-site media destruction is an option which we believe provides the ultimate data security. With our on-site media destruction services, a truck-mounted mobile shredder is dispatched directly to a facility so that data storage devices never leave a property, ensuring complete control and protection. We follow the same procedures used with off-site hard drive destruction, including shredding the devices into small particles meeting NSA standards and environmentally friendly recycling of the processed particles.

Our Customers

Our mission is to partner with our customers such that they are able to offer “green” initiatives to demonstrate a clear commitment to the community by addressing the environmental, data and even financial impact of the full technology lifecycle. Our customers include:

●	the public sector including federal, state and local government agencies and healthcare providers;
●	original equipment manufacturers (OEMs);
●	value added resellers (VARs) and system integrators; and
●	Commercial enterprises and end users.

In 2002, we were granted our initial General Services Administration (GSA) Schedule 70 which assists us in selling services to U.S. government agencies.  GSA contracts provide government agencies, prime contractors, and state and local governments with an efficient and cost-effective means for buying commercial IT products and services. GSA purchasers may place unlimited orders for products under GSA contracts.  In addition, GSA provides access to state and local government agencies to utilize GSA schedules. The terms of these schedules are five years, and our current schedule was renewed in 2012.  We do not believe the changes at the GSA will have a negative impact on our Company. As a result of the services provided to date, since 2002 we have received U.S. Congressional Recommendations for IT asset management, forensic data scrub (Department of Defense 5220.22M certified), trade-in (Exchange/Sale), donation processing, and disposal services solutions.  We sometimes act as a subcontractor for a prime contractor that sells new equipment to government agencies.  We have also entered into task order contracts with Federal Government agencies. Task order contracts specify the period of performance, including the number of option periods, and specify the quantity and scope of products and services the Federal agency will acquire under the contract. After award of the master contract, the Federal agency will issue individual task orders, as needed, to address specific defined requirements. Task orders typically include a statement of work and/or a bill of materials that define the services or products the contractor will be obligated to deliver.

We offer our clients several types of contracts to meet their specific needs, including contracts which are for fixed fee-based services for management and recycling of legacy IT such as inventorying, data wiping, logistics, including removal and shipping from client, but do not guarantee a volume, or contracts that are specific to a particular type of product that will be decommissioned by our client over a period of time which anticipate a specified volume of legacy IT equipment, or a combination of these.  Generally, the terms of these contracts are for one year with automatic renewals, but may be cancelled by either party upon notice.

During fiscal 2012 three customers represented approximately 46% of our sales and in fiscal 2011, three customers represented approximately 42% of our sales.

Regulation

Our operations are located in New Jersey.  Companies that are strictly refurbishing electronics for resale or donation do not need an approval from the New Jersey Department of Environmental Protection to operate; however, if the company will be storing any unusable electronics, the company is regulated as a universal waste handler. We are subject to regulation by the State of New Jersey as a small quantity handler of consumer electronic waste, including batteries.

In June 2002, the New Jersey Department of Environmental Protection adopted an amendment to the Universal Waste Rule (UWR) including consumer electronics as a universal waste. Consumer electronics includes the components and sub-assemblies that collectively make up the electronic products and may, when individually broken down, include batteries, mercury switches, capacitors containing polychlorinated biphenyl, or PCBs, cadmium plated parts and lead or cadmium containing plastics.  Under the UWR, a generator of consumer electronics is regulated as a small or large quantity handler. A small quantity handler of universal waste accumulates less than 5,000 kilograms (11,000 pounds) of universal waste at any given time. This includes all types of universal waste being generated at the site. A large quantity handler of universal waste accumulates greater than 5,000 kilograms of universal waste at any given time. Demanufacturers of consumer electronics are regulated in New Jersey as Class D recycling centers and are required to obtain a Class D Recycling Center Approval. Large quantity universal waste handlers may not demanufacture electronics and small quantity universal waste handlers are allowed to demanufacture electronics without obtaining a Class D Recycling Center Approval; however, processing or treating the components, for example by crushing or shredding, is prohibited.  We are not currently subject to the additional regulations applicable to demanufacturers, although, in July 2012 we filed for a Class D permit in New Jersey to enable us to expand our demanufacturing processes.  The status of the permit is still pending and in anticipated to be completed in the first calendar quarter of 2013.

Although there is no standard regulation on the federal level, we have elected to voluntarily pursue the EPA sanctions Recycling Industry Operating Standard (RIOS) responsible recycling R2 practices as well as ISO 14001:2004 Environmental Management System certification for responsible electronics recyclers which are administered by the ISRI Services Corporation and the International Organization for Standardization (ISO), respectively.  We have also completed our e-Stewards Certification from the Basel Action Network and ISO 9001 Quality Management Certification.  These are defined as best practices for responsible electronics recycling and environmental management that incorporate EPA-supported requirements and the quality, environmental, and health and safety (QEH&S) management system standard for the recycling industry. In this vein, in October 2011 we were awarded certifications for RIOS responsible recycling R2 practices as well as ISO 14001:2004 and in June 2012 we were awarded the e-Stewards and ISO 9001 certifications.  We believe these industry certifications will assist us in building awareness of the benefits of our services and differentiate us from many competitors in our industry.

Our Employees

As of August 10, 2012, we employed 26 full-time employees, one part time employee and approximately 16 contract personnel.  We maintain a satisfactory working relationship with our employees.

In March 2011 we successfully concluded negotiations with the United Electrical, Radio and Machine Workers of America union on a collective bargaining agreement.  The agreement applies to only one of our warehouse positions, covering employees who were employed by us at the time of the initial union election, and the terms of the agreement do not apply to the balance of our current, or any of our future employees, in accordance with the terms negotiated.

Our History

Access Direct, Inc., our predecessor company, was formed in September 1992 under the laws of the State of New Jersey.  We were formed in October 2000 under the laws of the State of Delaware for the purposes of redomiciling Access Direct to Delaware.  In October 2000, we entered into a merger with Access Direct and its stockholders pursuant to which the two entities were merged with our company being the survivor.

ITEM 1.A   RISK FACTORS.

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Risks Related to Our Business

WE HAVE A HISTORY OF LOSSES AND THERE ARE NO ASSURANCES WE WILL EVER REPORT PROFITABLE OPERATIONS.

For fiscal years 2012 and 2011, we reported net losses of $509,847 and $415,939, respectively.  At June 30, 2012, we had an accumulated deficit of approximately $7.6 million.  While we were able to increase our revenues in fiscal 2012 by 38% over fiscal 2011 and increase our gross profit margin by 9%, our operating expenses increased by 59% to position our company for growth, both operationally and from a personnel standpoint.  Until such time as we are able to increase our revenues to a level which supports our operating expenses, of which there are no assurances, we will continue to deplete our cash and report losses.

WE MAY NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS.  IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO GROW OUR COMPANY COULD BE IN JEOPARDY.

Capital is needed for the effective expansion of our business.  Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses.  We believe our current working capital will be sufficient to fund our existing operating expenses for approximately the next 12 months, absent a significant growth in our operations.  However, in order to fully implement our growth strategy, we will need to raise additional capital. We do not have any firm commitments to provide any additional capital and we anticipate that we will have certain difficulties raising capital given the limited operating history of our company and the illiquid nature of an investment in our company.  Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us.  If we are subsequently unable to raise additional funds as needed, our ability to grow our company is in jeopardy.

WE ARE SUBJECT TO RISKS THAT OUR INVENTORY MAY DECLINE IN VALUE BEFORE WE SELL IT OR THAT WE MAY NOT BE ABLE TO SELL THE INVENTORY AT THE PRICES WE ANTICIPATE.

We purchase and warehouse inventory, most of which is excess, used and off-lease, "as-is" and refurbished mainframes and associated peripherals, midrange computers and personal computer (PC) equipment and related IT products. As a result, we assume inventory risks and price erosion risks for these products.  These risks are especially significant because computer equipment generally is characterized by rapid technological change and obsolescence. These changes affect the market for refurbished or excess inventory equipment. Generally, our inventory holding period ranged from 30 to 90 days during fiscal 2012 and fiscal 2011.  Our success will depend on our ability to purchase inventory at attractive prices relative to its resale value and our ability to turn our inventory rapidly through sales.  If we pay too much or hold inventory too long, we may be forced to sell our inventory at a discount or at a loss or write down its value, and our business could be materially adversely affected. In addition, fluctuations in the inventory holding periods and prices of the inventory impact our gross profit margins.  For example, our gross profit margin in fiscal 2012 was 50% as compared to 41% in fiscal 2011.  The fluctuations in our margins are expected to continue, which will impact our results of operations in future periods.

DECLINING PRICES FOR NEW COMPUTER EQUIPMENT COULD REDUCE DEMAND FOR OUR PRODUCTS.

The cost of new computer equipment, particularly personal computers, has declined dramatically in recent years.  As the price of new computer products declines, consumers may be less likely to purchase “as-is” or refurbished computer equipment unless there is a substantial discount to the price of the new equipment.  Accordingly, the price at which we sell "as-is" equipment to remarketers can decline.  As prices of new products continue to decrease, our revenue, profit margins and earnings could be adversely affected. There can be no assurance that we will be able to maintain a sufficient pricing differential between new products and our "as-is" or refurbished products to avoid adversely affecting our revenues, profit margins and earnings.

WE DEPEND ON FEDERAL GOVERNMENT CONTRACTS AND A LOSS OF SALES FROM THESE CONTRACTS WILL ADVERSELY AFFECT OUR SALES AND GROSS MARGINS, OPERATING RESULTS AND CASH FLOWS IN FUTURE PERIODS.

For fiscal 2012 and fiscal 2011, we derived approximately 2.5% and approximately 11.2%, respectively, of our sales from the Federal Government or as subcontractors to prime contractors under Federal Government contracts.  In the future we may derive material amounts of our sales from work performed under Federal Government contracts.  Those contracts are conditioned upon the continuing availability of Congressional appropriations.  Congress usually appropriates funds on a fiscal year basis even though contract performance may extend over many years.  Concerns about increased deficit spending, along with continued economic challenges, continue to place pressure on Federal customer budgets.  Shifts in domestic spending and tax policy, the affordability of our services, general economic conditions and developments, and other factors may affect a decision to fund or the level of funding for existing or proposed programs.  Changes in Federal Government spending policies or budget priorities may also directly affect our financial performance.  Among the factors that may materially harm our business are:

●	a significant decline in spending by the Federal Government in general or by specific departments or agencies in particular,
●	changes in the structure, composition and/or buying patterns of the Federal Government,
●	the adoption of new laws or regulations changing procurement practices, or
●	delays in the payment of our invoices by government payment offices.

These factors may cause Federal Government agencies and departments to reduce their purchases under contracts, to exercise their right to terminate contracts, or not to exercise options to renew contracts, any of which would cause us to lose future revenue.  If our sales to Federal Government agencies or to prime contractors under Federal Government contracts should decline in future periods, our results of operations would be materially adversely impacted.

THE INDUSTRY IN WHICH WE COMPETE IN IS HIGHLY COMPETITIVE.

We face intense competition in each area of our business, and many of our competitors have greater resources and a more established market position than we have. Our primary competitors include:

●	privately and publicly owned businesses such as Redemtech, Intechra and Solectron that offer asset management and end-of-life product refurbishment and remarketing services; and
●
major manufacturers of computer equipment such as, Dell Computer Corporation, Hewlett Packard and IBM, each of which offer "as-is", refurbished and new equipment through direct sales personnel, through their websites and direct e-mail broadcast campaigns.

Most of our competitors have longer operating histories, larger customer or user bases, greater brand name recognition and significantly greater financial, marketing and other resources than we do.  Many of these competitors already have an established brand name and can devote substantially more resources to increasing brand name recognition and product acquisition than we can.  Our competitors may be able to secure products from sources of supply on more favorable terms, fulfill customer orders more efficiently or adopt more aggressive price or inventory availability policies than we can.  We also anticipate that competition will intensify if prices for new computers continue to decrease.  There are no assurances we will ever effectively compete in our industry.

IF WE ARE UNABLE TO ATTRACT AND RETAIN SUFFICIENT PERSONNEL, OUR ABILITY TO OPERATE AND GROW OUR COMPANY WILL BE IN JEOPARDY.

We believe that there is, and will continue to be, intense competition for qualified personnel in our industry, and there is no assurance that we will be able to attract or retain the personnel necessary for the management and development of our business. Turnover can also create distractions as we search for replacement personnel, which may result in significant recruiting, relocation, training and other costs, and can cause operational inefficiencies as replacement personnel become familiar with our business and operations. The inability to attract or retain employees currently or in the future may have a material adverse effect on our business, financial condition and results of operations.

ANY POTENTIAL FUTURE ACQUISITIONS MAY SUBJECT US TO SIGNIFICANT RISKS, ANY OF WHICH MAY HARM OUR BUSINESS.

Our long-term strategy includes identifying and acquiring companies in our industry with operations that compliment ours.  Acquisitions would involve a number of risks and present financial, managerial and operational challenges, including:

●	diversion of management attention from running our existing business,
●	increased expenses including legal, administrative and compensation expenses related to newly hired employees,
●	increased costs to integrate the technology, personnel, customer base and business practices of the acquired company with our own,
●	potential exposure to material liabilities not discovered in the due diligence process,
●	potential adverse effects on our reported operating results due to possible write-down of goodwill and other intangible assets associated with acquisitions, and
●	acquisition financing may not be available on reasonable terms or at all.

Any acquired business, technology, service or product may significantly under-perform relative to our expectations, and we may not achieve the benefits we expect from our acquisitions.  For all these reasons, our pursuit of an acquisition may cause our actual results to differ materially from those anticipated.

CERTAIN OF OUR OUTSTANDING WARRANTS CONTAIN CASHLESS EXERCISE PROVISIONS WHICH MEANS WE WILL NOT RECEIVE ANY CASH PROCEEDS UPON THEIR EXERCISE.

At June 30, 2012 we have common stock warrants outstanding to purchase an aggregate of 794,187 shares of our common stock with exercise prices of $0.45 and $0.75 per share which are exercisable on a cashless basis.  This means that the holders, rather than paying the exercise price in cash, may surrender a number of warrants equal to the exercise price of the warrants being exercised.  It is possible that the warrant holders will utilize the cashless exercise feature which will deprive us of additional capital which might otherwise be obtained if the warrants did not contain a cashless feature.

OUR COMMON STOCK IS CURRENTLY QUOTED ON THE OTC BULLETIN BOARD, BUT TRADING IN THE SECURITIES IS LIMITED.

Currently, our common stock is quoted on the OTC Bulletin Board.  The market for these securities is extremely limited and there are no assurances an active market for either security will ever develop.

PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKE-OVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

Provisions of our certificate of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt.  In addition, certain provisions of the Delaware General Corporation Law also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.

Further, our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors in their sole discretion.  Our board of directors may, without stockholder approval, issue series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

THE TRADABILITY OF OUR COMMON STOCK IS LIMITED UNDER THE PENNY STOCK REGULATIONS WHICH MAY CAUSE THE HOLDERS OF OUR COMMON STOCK DIFFICULTY SHOULD THEY WISH TO SELL THE SHARES.

Because the quoted price of our common stock is less than $5.00 per share and we do not meet certain other exemptions, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934.  Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment.  In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

WE HAVE OUTSTANDING OPTIONS AND WARRANTS TO PURCHASE APPROXIMATELY 24% OF OUR CURRENTLY OUTSTANDING COMMON STOCK.

At August 6, 2012 we had 36,190,238 shares of common stock outstanding together with outstanding options and warrants to purchase an aggregate of 8,614,215 shares of common stock at exercise prices of between $0.15 and $0.75 per share.  In the event of the exercise of the warrants and/or options, the number of our outstanding common stock will increase by approximately 24%, which will have a dilutive effect on our existing stockholders.

NEW SYSTEM IMPLEMENTATIONS AND PROCESSES MAY NOT HAVE THE DESIRED AFFECT ON IMPROVING OPERATING EFFICIENCIES AND MAINTAINING GROSS MARGINS.

During fiscal 2012 we invested approximately $90,000 to implement a new fully automated system to enable us to sort, audit, wipe and remarket product more efficiently to enable us to scale the existing operations without continually adding to our labor force or expanding our existing warehouse footprint.  If we are not able to successfully launch this new system we will be responsible for the costs incurred in the technology but we may still have to increase operating costs to effectively manage the operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.        DESCRIPTION OF PROPERTY.

Our principal executive offices are located in approximately 48,000 square feet of commercial and office space.  We lease approximately 27,000 square feet of these facilities from an unrelated third party for approximately $192,000 per year base rent plus common area maintenance expenses, insurance and real estate taxes under an agreement expiring in March 2018.  In May 2011 we leased an additional approximately 21,000 square feet in adjacent premises from the same unrelated third party for an additional approximately $115,000 per year base rent plus common area maintenance expenses, insurance and real estate taxes under a lease agreement expiring in October 2012.  On November 15, 2011 we entered into the Fifth Amendment to Modified Net Lease Agreement with the unaffiliated third party from whom we lease our principal executive offices. Under the terms of this lease agreement, the rent for a portion of these facilities which comprises approximately 20,598 square feet was increased by $0.35 per square foot per month and the term for that portion of the facilities was extended from April 30, 2012 to October 31, 2012.

ITEM 3.       LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.        MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been quoted on the OTC Bulletin Board under the symbol “ANYI” since December 2011.   The reported high and low last sale prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.  The historical share prices in this table have been adjusted to give effect to the reverse stock split of our common stock in June 2012.

	High	Low

2012

Second quarter ended December 31, 2011	$0.450	$0.330
Third quarter ended March 31, 2012	$0.750	$0.072
Fourth quarter ended June 30, 2012	$0.295	$0.072

The last sale price of our common stock as reported on the OTC Bulletin Board on August 20, 2012 was $0.05 per share.  As of July 31, 2012, there were approximately 36 record owners of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock.  Under Delaware law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Delaware statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  If, however, the capital of our company, computed in accordance with the relevant Delaware statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits and dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.        SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for fiscal 2012 and fiscal 2011 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

We are a provider of green technology solutions, managing the equipment disposition needs of our government and commercial clients by buying, reselling, or recycling, in an environmentally and regulatory compliant manner, computers and other technology hardware. We operate in one segment. We generate revenues from:

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

We expect the growth of our industry, as well as the growth of our company, to continue in the future. Our business strategy is based upon leveraging our experience and building on our existing business model by expanding our relationships and resources and includes:

●	expanding our sources of technology equipment;
●	expanding our resources for environmentally compliant recycling, reuse and data storage and destruction;
●	expanding our geographical footprint;
●	expanding the demanufacturing and recycling services we provide; and
●	further penetrating the large global market for the resale of useful equipment.

We expect to grow our company both organically and through acquisitions of similar or complimentary businesses. To support this expected growth, during fiscal 2011 we leased space which effectively doubled our warehouse space to enable us to store inventory in the local market. In an effort to further accelerate our organic growth, we are investing in our relationships with our existing partners through training sessions and other efforts to increase awareness and educate their organizations of the value of practicing sound asset recovery. In this vein, in October 2011 we were awarded certifications for the Recycling Industry Operating Standard (RIOS) responsible recycling R2 practices as well as ISO 14001:2004 Environmental Management System for responsible electronics recyclers which are administered by the ISRI Services Corporation and the International Organization for Standardization (ISO). Additionally, in June 2012, we were awarded the ISO 9001 Quality Management Certification as well as the e-Stewards Certification from the Basel Action Network. We believe these industry certifications will assist us in building awareness of the benefits of our services.

In fiscal 2013 we expect to expand into geographical areas where we have an existing customer base to expand our footprint and our business presence.  We expect to fund those incremental costs from working capital.  We also expect to seek to acquire additional companies whose operations are complimentary to ours, including companies with similar business models located in different geographical areas, and companies that offer different services, such as demanufacturers. Based upon our internal analysis of our industry and our competitors, we believe that there are a number of potential target companies, but there are no assurances our beliefs are correct or that we will ever close any acquisitions.

The biggest challenges we are facing in our organic growth efforts are our ability to manage our growth, our access to sufficient qualified employees, ability to implement systems and processes that are repeatable while supporting efficiencies and sufficient capital to support our efforts, all of which are necessary to support the expansion of our business. We have hired additional management personnel and are using a staffing company to provide qualified personnel to fill our technical and labor needs. This approach allows us to control our overhead expenses. While we are located in an area with a good supply of qualified candidates, the process, however, of evaluating the candidates is time intensive for our management and maintaining a sufficiently qualified workforce will continue to be a challenge for us in the near future. We in the process of implementing a new, fully automated, management system to support our operations.  During fiscal 2012 we invested approximately $90,000 on this new system.  We expect the system to be in production by the end of August 2012. This new system will provide operating and reporting efficiencies to enable us to grow our business while minimizing the need to expand warehouse space and personnel. Although our recent capital raises have provided the funds necessary to support our recent growth, if we are to continue to implement our growth strategy we will need to raise additional capital. We do not have any commitments for additional capital, and there are no assurances we will be successful in raising any needed capital. Our inability to raise capital as necessary could restrict our further growth.

Results of Operations

Sales for fiscal 2012 increased 38% as compared to fiscal 2011. Our sales increased in fiscal 2012 as a result of an increase in products to resell, a full year of a new partner that required an expansion in our warehouse space in New Jersey starting in May 2011 and the strong market for used, non-working IT equipment. Our business is driven by either businesses or the government updating older equipment or partnering with our company to dispose of old or unused equipment. As such, the timing of equipment inflow is not consistent or predictable.

Our gross profit margin depends on various factors, including product mix, pricing strategies, market conditions, personnel levels and other factors, any of which could result in changes in gross margins from period to period. Gross profit increased 70% in fiscal 2012 as compared to fiscal 2011. As a percentage of sales, the gross profit margin was 50% in fiscal 2012 as compared to 41% in fiscal 2011. The increase in the gross profit margin was attributable to demand for product from wholesalers which was partially offset by an increase in warehouse labor of approximately $720,000, or 9% of sales, which was the result of the addition of a second shift that was halted in January 2012, and the increase in personnel associated with the expanded warehouse space to support a new partner during fiscal 2011.

Selling, general and administrative expenses increased 59% in fiscal 2012 as compared to fiscal 2011, while increasing as a percentage of sales to 55% versus 48% in the respective periods. The primary factors that impacted selling, general and administrative expenses were:

●
Compensation and benefits increased approximately $945,000 as a result of approximately $646,000 in amortization of stock based compensation, approximately $206,000 for additional employees, including the addition of a third executive officer and salary increases and approximately $93,000 for benefits related to employees; and

●	Facilities’ costs increased approximately $209,000 as a result of the additional space leased for the partner expansion and an increase in real estate taxes.

We expect that our operating expenses will continue to increase in fiscal 2013 as our business continues to grow, however, we are unable at this time to quantify the amount of this expected increase.

Other expense increased 103% in fiscal 2012 as compared to fiscal 2011. The increase is the result of interest expense associated with convertible note issued in February 2011 together with the amortization of the debt discount for the value of the warrants issued in this note offering, including the warrants issued to the placement agent as a fee.

Net loss in fiscal 2012 was approximately $(510,000) compared to net loss of approximately $(416,000) in fiscal 2011 resulting from an increase in selling, general and administrative expenses and interest expense, significantly offset by an increase in gross profit.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for operating the business. At June 30, 2012 we had working capital of approximately $890,000 as compared to working capital of approximately $630,000 at June 30, 2011. The increased working capital at June 30, 2012 is primarily attributable to an increase in accounts receivable and a decrease in accounts payable, which is partially offset by decreases in inventories and cash and cash equivalents and an increase in deferred revenues.

Accounts receivable increased 81% at June 30, 2012 from June 30, 2011 which is attributable to timing differences and growth in sales.  Our inventories at June 30, 2012 decreased 62% from June 30, 2011. Unlike many companies in other businesses which time inventory purchases to maintain an adequate amount of inventory for its anticipated sales, our inventory levels will fluctuate primarily based upon the decommissioning schedules for legacy IT by our clients which determine when we take possession of the used IT equipment. As a result, our inventory levels have historically fluctuated from period to period and we expect that fluctuation to continue in future periods.

Accounts payable decreased 38% at June 30, 2012 as compared to June 30, 2011 which is also the result of timing differences.

We are currently in the process of implementing a new software solution to manage our warehouse operations. This software should help us improve our controls, processes and automation. We do not have any other commitments for capital expenditures.  We believe our available working capital is sufficient for our needs for at least the next 12 months, including this software implementation.

Cash flows

Net cash used for operating activities was approximately $108,000 for fiscal 2012 as compared to net cash used for operating activities of approximately $90,000 for fiscal 2011.

In fiscal 2012 cash was used as follows:

●	Net loss was approximately $510,000, and
●	Decrease in operating net assets of approximately $436,000, partially offset by a
●	Non-cash operating expenses of approximately $838,000.

In fiscal 2011 cash was used as follows:

●	Net loss was approximately $416,000, partially offset by
●	Increase in operating net assets of approximately $211,000, and
●	Non-cash operating expenses of approximately $115,000.

Net cash used in investing activities was approximately $81,000 for fiscal 2012 as compared to approximately $95,000 for fiscal 2011 reflects our purchase of additional equipment in both periods.

Net cash used in financing activities for fiscal 2012 was approximately $42,000 and reflects payments on our notes payable and capital leases. Net cash provided by financing activities for  fiscal 2011 was approximately $917,000 and reflects proceeds we received from our 2010 unit offering and 2011 note offering, partially offset by payments to the related party for the balance of amounts owed for the repurchase of shares of our common stock and payments on our notes payable and capital leases.

Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Off Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Critical Accounting Policies

Revenue Recognition

For product sales, we recognize revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms. Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties exist regarding customer acceptance or collectability, revenue is recognized when those uncertainties have been resolved. We provide a limited as-is warranty on some of our products. We analyze our estimated warranty costs and provide an allowance as necessary, based on experience. At June 30, 2012 and June 30, 2011, a warranty reserve was not considered necessary.

Asset management fees are recognized once the services have been performed and the results reported to the client. In those circumstances where we dispose of the client’s product, or purchases the product from the client for resale, revenue is recognized as a “product sale” described above.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based on the expected collectability of our accounts receivable. We perform credit evaluations of significant customers and establishes an allowance for doubtful accounts based on the aging of receivables, payment performance factors, historical trends and other information. In general, we reserve 2% of the receivables outstanding 31 to 60 days, 5% of the receivables outstanding 61 to 90 days and 20% of the receivables outstanding more than 90 days. We evaluate and revise the reserve on a quarterly basis based on a review of specific accounts outstanding and our history of uncollectible accounts.  As of June 30, 2012 and 2011, we recorded $64,065 and $65,075, respectively of allowance for doubtful accounts.

Share-Based Payments

We recognize share-based compensation expense in connection with our share-based awards, net of an estimated forfeiture rate and therefore only recognize compensation cost for those awards expected to vest over the service period of the award. We account for the grants of stock and warrant awards in accordance with ASC Topic 718, Compensation – Stock Compensation (ASC 718).  ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of warrants and stock options and other equity based compensation. We utilize a Black-Scholes option pricing model to estimate the fair value of our stock options. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including estimates of expected life of the award, stock price volatility, forfeiture rates and risk-free interest rates. The assumptions we used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

For the years ending June 30, 2012 and 2011, total stock-based compensation was $646,731 and $0, respectively. We granted 2,893,338 stock options and issued 333,334 restricted shares of common stock in December 2011. In March 2012, we granted 666,667 stock options and in January 2012, we granted 666,667 restricted shares of common stock.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements beginning on page F-1 of this annual report.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.  Based on this assessment, our management has concluded that as of June 30, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive officers and directors

The following table provides information on our executive officers and directors:

Name	Age	Positions

David Bernstein	43	President, Chief Executive Officer, director
Vlad Stelmak	40	Chief Operating Officer, Secretary, director
Gail L. Babitt	48	Chief Financial Officer, director
Richard Hausig	47	Director

David Bernstein.  Mr. Bernstein has served as an executive officer and director of our company and our predecessor since co-founding Access Direct in 1992.  Mr. Bernstein established the creation of customized information technology asset management programs for both government and private sector clients that facilitate the disposition/retirement services as a bundled integration solution allowing for complete-end-to-end technology lifecycle services practice.  He has created an industry standard utilizing learned best practices in information technology asset management, disposition and disposal services to protect customer data security and environmental liability for both public and private sector marketplaces.  Mr. Bernstein was awarded the first General Services Administration Schedule for IT Asset Management/Disposition Services under Schedule 70 - IT Professional Services and has personally received Congressional Recommendations for IT Asset Management, Forensic Data Scrub (Department of Defense 5220.22M certified), Trade-In (Exchange/Sale), Donation processing, and Disposal services solutions.  From 2003 until 2006, Mr. Bernstein has served on the Board of Directors of The Computing Technology Industry Association (CompTIA) comprised of over 20,000 members from the information technology reseller and consulting community.  He is a graduate of Rider University with a B.S. in Communications.

Vlad Stelmak.  Mr. Stelmak has served as an executive officer and director of our company and our predecessor since co-founding Access Direct in 1992.  Mr. Stelmak is responsible for the management of global remarketing of both Federal agency and Fortune 1000 IT assets.  He instituted best practices in performing IT asset audits/inventory with necessary data capture to ensure highest return on resale value.  He has experience in the oversight of all fair market valuations of IT assets and the development with ongoing support of our proprietary fair market valuation index.  Mr. Stelmak is responsible for the day-to-day operations of the Global Remarketing sales staff.  He supervises the ongoing development and negotiation of new channels of product remarketing/resale.  He is also responsible for locating certified EPA/DEP Recycling partners, both domestic and international, and is in charge of oversight of partner and sub-contractor compliance with our standards as well as continued audits of partner practices.  Mr. Stelmak is a graduate of New York University with a B.S. in Marketing and International Business.

Gail L. Babitt.  Ms. Babitt has served as our Chief Financial Officer since January 2012 and a member of our Board of Directors since March 2012.  Prior to joining our company, she was a Partner of Advisory Financial Group, an accounting and business consulting firm headquartered in South Florida, in 2011. From 2009 until 2010 she served as the Chief Financial Officer for Inuvo, Inc. (NYSE MKT: INUV), an internet advertising company that leverages data and analytics, where she provided financial and operational leadership to drive organizational change and recapitalize the company. From 2007 to 2008, Ms. Babitt served as Chief Financial Officer of WorldSage, Inc., a global consolidator of post-secondary education institutions. Previously, from 2006 to 2007 she served as Chief Financial Officer for Pamida Stores, a private equity owned national merchandiser operating over 200 stores in 16 states with annualized revenues in excess of $800 million. She was a Partner with Envision Management Group, Inc., a private consulting firm that provides financial consulting services to various industries (from 2004 to 2006), Chief Financial Officer for Onstream Media Corporation, a NASDAQ-listed digital asset management and streaming media company (from 2000 to 2004), and served as VP of Finance and Corporate Controller for Telecomputing ASA, an Oslo Stock Exchange listed application service provider (from 1999 to 2000). Ms. Babitt began her career with Ernst & Young and Price Waterhouse in the assurance and advisory practice, providing audit services for clients in diversified industries, with most of her clients being publicly-traded companies. From there she became a Manager in the Transaction Services Group of PricewaterhouseCoopers, providing financial due diligence for mergers and acquisitions supporting financial and strategic buyers and sellers. Ms. Babitt received her Bachelor of Science degree in accounting from Nova Southeastern University and her MBA from Boston University. She is a Certified Public Accountant. She is currently on the Board of Directors for The First Tee of Tampa Bay and Medjo, Inc.

Richard Hausig.  Mr. Hausig has been a member of our Board of Directors since August 2008 and was a co-founder of our company. Since October 2011 he has served as President of Grupo Capital de las Americas, a U.S. company doing business in Columbia that offers business consulting and advisory services, as well as employee outsourcing.  From January 2010 until October 2011, he was Chief Operating Officer of Paisa Services, a Columbian outsource services supplier. Paisa Services was integrated into Grupo Capital de las Americas in October 2011. From May 2003 until August 2009, Mr. Hausig was Chief Operating Officer of MDM Worldwide Solutions, an EDGAR filing agent.

There are no family relationships between any of the executive officers and directors.  Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Director Qualification

Our Board of Directors is currently comprised of four individuals, three of whom are co-founders of our company.  Each of Messrs. Bernstein and Stelmak, are co-founders and who are also our executive officers, have over 20 years of experience in management of legacy IT and ITAD services.  Mr. Hausig, who is currently an independent director, was also a co-founder of our company and has significant institutional knowledge about our company and our industry.  Ms. Babitt has significant experience as a chief financial officer of public companies as well as significant experience in with growing technology companies that require strategic and operational leadership. Our Board concluded that as a result of these directors individual experience, qualifications, attributes or skills that such person should be serving as a member of our Board of Directors as of the date of this report in light of our business and structure. In addition to their individual skills and backgrounds which are focused on our industry as well as financial and managerial experience, we believe that the collective skills and experience of our Board members are well suited to guide us as we continue to grow our company.  We expect to expand our Board of Directors in the future to include additional independent directors.  In adding additional members to our Board, we will consider each candidate’s independence, skills and expertise based on a variety of factors, including the person’s experience or background in management, finance, regulatory matters and corporate governance.  Further, when identifying nominees to serve as director, we expect that our Board will seek to create a Board that is strong in its collective knowledge and has a diversity of skills and experience with respect to accounting and finance, management and leadership, vision and strategy, business operations, business judgment, industry knowledge and corporate governance.

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. Currently, executive officers of our company who are also members of the Board of Directors do not receive any compensation specifically for their services as directors.  We did not compensate our non-employee director during fiscal 2012 for his services as a director.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our President, Chief Executive Officer, Chief Financial Officer or Controller and any other persons performing similar functions. This code provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, and full, fair, accurate, timely and understandable disclosure in reports we file with the Securities Exchange Commission. A copy of the Code of Business Conduct and Ethics may be found on our website at www.anythingit.com.  Copies of this Code is also available without charge upon written request to our Corporate Secretary.

Committees of our Board of Directors and the Role of our Board in Risk Oversight

Mr. Bernstein serves as both our Chief Executive Officer and as one of the four members of our Board of Directors.  None of our directors has been designated as Chairman of the Board.  Mr. Hausig is considered an independent director, but we do not have a “lead” independent director.  The Board of Directors oversees our business affairs and monitors the performance of management.  In accordance with our corporate governance principles, the Board of Directors does not involve itself in day-to-day operations.  Our independent director keeps himself informed through discussions with our executive officers and by reading the reports and other materials that we send him and by participating in Board of Directors meetings.  At the present stage of our company, our Board believes that in the context of risk oversight, with executive officers making up the majority of the Board, the Board gains valuable perspective that combines operational experience of a member of management with the oversight focus of a member of the Board.

We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing a similar function. The functions of those committees are being undertaken by the Board of Directors as a whole.  Because we only have one independent director, we believe that the establishment of these committees would be more form than substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. Further, when identifying nominees to serve as director, while we do not have a policy regarding the consideration of diversity in selecting directors, at such time as we expand our Board, our Board will seek to create a Board of Directors that is strong in its collective knowledge and has a diversity of skills and experience with respect to accounting and finance, management and leadership, vision and strategy, business operations, business judgment, industry knowledge and corporate governance.  We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed.  Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors.  Given our relative size, we do not anticipate that any of our stockholders will make such a recommendation in the near future.  While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.  In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

Ms. Babitt is considered an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

●	understands generally accepted accounting principles and financial statements,
●	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
●	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
●	understands internal controls over financial reporting, and
●	understands audit committee functions.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal 2012 except as set forth below:

●           Mr. Bernstein failed to timely file his initial Form 3 and failed to timely file a Form 4 reporting option grants;
●           Mr. Stelmak failed to timely file his initial Form 3 and failed to timely file a Form 4 reporting option grants; and
●           Mr. Hausig failed to timely file a Form 4 reporting option grants.

All delinquent reports have subsequently been filed.

ITEM 11.     EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in fiscal 2012 and fiscal 2011 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at June 30, 2012. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 11 of the Notes to our Financial Statements appearing later in this report.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Bernstein, Chief Executive Officer (1)	2012	180,000	40,000	0	100,650	0	0	47,402	368,052
	2011	180,000	40,000	0	0	0	0	11,770	231,700

Vlad Stelmak, Chief Operating Officer (2)	2012	180,000	40,000	0	100,650	0	0	47,672	368,052
	2011	180,000	40,000	0	0	0	0	11,100	231,000

Gail L. Babitt (3)	2012	81,667	13,333	60,000	73,457	0	0	9,094	237,551
———————
(1)           All other compensation in fiscal 2012 and fiscal 2011 represents the automobile allowance and health and dental insurance premiums paid for Mr. Bernstein, which he is entitled to under the terms of his employment agreement.

(2)           All other compensation in fiscal 2012 and fiscal 2011 represents the automobile allowance and health and dental insurance premiums paid for Mr. Stelmak, which he is entitled to under the terms of his employment agreement.

(3)           Ms. Babitt joined the company in January 2012.  All other compensation in fiscal 2012 represents the automobile allowance and health and dental insurance premiums paid for Ms. Babitt, which she is entitled to under the terms of her employment agreement.

Employment Agreements with our Executive Officers

We are a party to an employment agreement with each of our executive officers.  The terms and conditions of these agreements are as follows:

Effective July 1, 2010 we entered into three year employment agreements with each of Messrs. Bernstein and Stelmak which superseded their prior agreements.  Under the terms of these agreements, we pay each of them an annual salary of $180,000, and they are entitled to an annual bonus of 1% of our revenues up to a maximum of $40,000.  Each of these executive officers is also entitled to a $925 per month automobile allowance and participation in all benefit programs we offer our employees.  The agreements, which contain an automatic yearly renewal provision, contain customary confidentially and non-compete provisions.  Each employee's employment may be terminated upon his death or disability and with or without cause. In the event we should terminate his employment upon his death or disability, he is entitled to his base salary for a period of one year from the date of termination.  In the event we should terminate the agreement for cause or if he should resign, he is entitled to payment of his base salary through the date of termination. At our option we may terminate his employment without cause, in which event he is entitled to payment of his base salary and bonus through the date of termination together with one years’ salary payable over six months from the date of termination.

On December 22, 2011 we entered into a letter agreement with Ms. Babitt at the time we engaged her to serve as our Chief Financial Officer. Under the terms of the letter agreement, we agreed to pay her a base salary of $2,500 per week together with an additional $100 per hour for all hours in excess of 25 per week. We also granted her 333,334 shares of our common stock, vesting in four tranches between December 2011 and October 2012, and incentive options to purchase an additional 550,000 shares of our common stock at an exercise price of $0.36 per share, vesting in one thirds between December 2011 and December 2013. Under the terms of our agreement with Ms. Babitt, she was also entitled to participate in all company benefits including health care, retirement and discretionary bonuses, and we agree to reimburse her for certain pre-approved out of pocket expenses.

Effective March 1, 2012 we entered into a three year executive employment agreement with Ms. Babitt which replaced this letter agreement.  Under the terms of the executive employment agreement, we agreed to pay Ms. Babitt an annual salary of $180,000, and she is entitled to an annual bonus of 1% of our revenues, not to exceed $40,000.  Ms. Babitt is also entitled to a $925 per month automobile allowance and participation in all benefit programs we offer our employees. As additional compensation under the new employment agreement, we granted Ms. Babitt options to purchase 666,667 shares of our common stock, at an exercise price of $0.15 per share, vesting in arrears annually over four years, which are exercisable at the fair market value of our common stock on the date of grant.  The agreement, which contain an automatic yearly renewal provision, contain customary confidentially and non-compete provisions. Ms. Babitt’s employment may be terminated upon her death or disability and with or without cause. In the event we should terminate her employment upon her death or disability, she is entitled to her base salary for a period of one year from the date of termination. In the event we should terminate the agreement for cause or if she should resign, she is entitled to payment of her base salary through the date of termination. At our option we may terminate her employment without cause, in which event she is entitled to payment of her base salary and bonus through the date of termination together with one years’ salary payable over six months from the date of termination.

On July 24, 2012, we entered into amendments to the employment agreements with David Bernstein, Vlad Stelmak and Gail Babitt, our executive officers.  The terms of the amendments are identical for each executive officer.  Under the terms of these amendments the annual base salary of each executive officer will be $220,000 per year.  The executive officers will also receive an annual bonus of 1% of net sales, for all net sales in excess of $4,000,000.  Under the terms of the amendment the executive’s automobile allowance will be $1,235 per month. Additionally, we agreed to reimburse the executive up to the maximum out-of-pocket health care expenses, representing the annual deductible, or portion thereof, and co-pays, excluding doctor’s visits and prescriptions, paid by the executive under our new health care insurance plan.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of June 30, 2012:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

David Bernstein	366,667	0		$0.30	12/20/16
	0	283,334		$0.30	12/20/17
	0	283,333		$0.30	12/20/18

Vlad Stelmak	366,667	0		$0.30	12/20/16
	0	283,334		$0.30	12/20/17
	0	283,333		$0.30	12/20/18

Gail Babitt	183,334	0		$0.36	12/22/16
	0	183,333		$0.36	12/22/17
	0	183,333		$0.36	12/22/18
	0	166,667		$0.15	3/1/17
	0	166,667		$0.15	3/1/18
	0	166,667		$0.15	3/1/19
	0	166,666		$0.15	3/1/20
	0	0		0	0	166,667	$60,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At August 6, 2012, we had 36,190,238 shares of our common stock issued and outstanding.  The following table sets forth information regarding the beneficial ownership of our common stock as of August 6, 2012 by:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;
●	each of our directors;
●	each of our named executive officers; and
●	our named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 17-09 Zink Place, Unit 1, Fair Lawn, NJ  07410.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
David Bernstein 1	9,116,667	24.9%
Vlad Stelmak 2	8,366,667	22.9%
Gail L. Babitt 3	2,016,668	5.5%
Richard Hausig 4	2,778	≤1%
All officers and directors as a group (four persons) 1,2,3 and 4	19,502,780	52.6%
John Esposito	2,944,234	8.1%

1           The number of shares beneficially owned by Mr. Bernstein includes options to purchase 366,667 shares of our common stock with an exercise price of $0.30 per share.

2           The number of shares beneficially owned by Mr. Stelmak includes options to purchase 366,667 shares of our common stock with an exercise price of $0.30 per share.

3           The number of shares beneficially owned by Ms. Babitt includes options to purchase 183,334 shares of our common stock with an exercise price of $0.36 per share.

4           The number of shares beneficially owned by Mr. Hausig includes options to purchase 2,778 shares of our common stock with an exercise price of $0.30 per share.

Stockholder Agreement

Five of our stockholders, including stockholders who purchased shares from us in a private offering in 2001, are subject to the terms of a Stockholder Agreement pursuant to which we have a right of first refusal to purchase these shares should the stockholder wish to sell the securities.  This right of first refusal automatically terminates at such time as we undertake an initial public offering resulting in gross proceeds to us of at least $10 million.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of June 30, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Plan category

Plans approved by our stockholders:
2010 Equity Compensation Plan	12,000,000	$0.29	8,163,227
Plans not approved by stockholders	0	$0	0

2010 Equity Compensation Plan

On June 28, 2010, our Board of Directors authorized our 2010 Equity Compensation Plan covering 12,000,000 shares of common stock.  The plan was approved by our stockholders on June 28, 2010.  The purpose of the plan is to enable us to offer to our employees, officers, directors and consultants, whose past, present and/or potential contributions to our company have been, are or will be important to our success, an opportunity to acquire a proprietary interest in our company.  The 2010 Equity Compensation Plan is administered by our Board of Directors. Plan options may either be:

●	incentive stock options (ISOs),
●	non-qualified options (NSOs),
●	awards of our common stock, or
●	rights to make direct purchases of our common stock which may be subject to certain restrictions.

Any option granted under the 2010 Equity Compensation Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant.  The plan further provides that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000.  The term of each plan option and the manner in which it may be exercised is determined by the Board of Directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant.  In the event of any stock split of our outstanding common stock, the Board of Directors in its discretion may elect to maintain the stated amount of shares reserved under the plan without giving effect to such stock split.  Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We are not a party to any related party transactions with our executive officers, directors or principal stockholders.

Director Independence

Mr. Hausig is considered “independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Sherb & Co., LLP for fiscal 2012 and fiscal 2011.

	2012	2011

Audit Fees	$57,000	$63,300
Audit-Related Fees	0	0
Tax Fees	2,500	2,500
All Other Fees	7,500	0
Total	$67,000	$65,800

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to fiscal 2012 were pre-approved by the entire Board of Directors.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)           Financial statements.

●           Report of Independent Registered Public Accounting Firm
●           Balance sheets at June 30, 2012 and 2011
●           Statements of operations for the years ended June 30, 2012 and 2011
●           Statements of cash flows for the years ended June 30, 2012 and 2011
●           Statement of changes in stockholders’ equity at June 30 2012
●           Note to financial statements

(b)           Exhibits.

No.	Description
2.1	Certificate of Ownership and Merger of Access Direct, Inc. and AnythingIT Inc. (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended)
3.1	Certificate of Incorporation of AnythingIT Inc. (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended)
3.2	Certificate of Correction of AnythingIT Inc. (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended)
3.3	Certificate of Amendment to the Certificate of Incorporation of AnythingIT Inc. (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended)
3.4	Bylaws of AnythingIT Inc. (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended)
3.5	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed on June 11, 2012).
4.1	Form of Series A and Series B Warrant (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended)
4.2	Form of Series C Warrant (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended)
4.3	Form of Series D and Series E Warrant (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended)
4.4	Form of 12% convertible promissory note (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended)
4.5	Form of Placement Agent Warrant for 2010 unit offering (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended)
4.6	Form of Placement Agent Warrant for 2011 note offering (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended)
4.7	Form of Placement Agent Warrant for 2011 unit offering (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended)
10.1	Executive Employment Agreement with David Bernstein (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended)
10.2	Executive Employment Agreement with Vlad Stelmak (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended)
10.3	Form of Shareholders Agreement dated July 31, 2001 (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended)
10.4	Stock Purchase Agreement dated February 1, 2010 between Richard Hausig and AnythingIT Inc. (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended)
10.5	2010 Equity Compensation Plan (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended)
10.6	Lease for principal executive offices(Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended)
10.7	Lease for principal executive office expiring April 2012 (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended)
10.8	Fifth Amendment to Modified Net Lease Agreement dated November 15, 2011 (Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2011).
10.9	Form of Letter Agreement dated December 16, 2011 with Gail L. Babitt (Incorporated by reference to the Current Repot on Form 8-K as filed on December 29, 2011).
10.10
Financial Marketing Consulting Services Agreement by and between Wall Street Grand, LLC and Jonathan Lebed and AnythingIT Inc. (Incorporated by reference to the Current Report on Form 8-K as filed on January 17, 2012).

10.11	Executive Employment Agreement with Gail L. Babitt (Incorporated by reference to the Current Report on Form 8-K as filed on March 12, 2012).
10.12
Amendment to Executive Employment Agreement dated July 24, 2012 by and between AnythingIT, Inc. and David Bernstein (Incorporated by reference to the Current Report on Form 8-K as filed on July 27, 2012)

10.13	Amendment to Executive Employment Agreement dated July 24, 2012 by and between AnythingIT, Inc. and Vlad Stelmak (Incorporated by reference to the Current Report on Form 8-K as filed on July 27, 2012)
10.14
Amendment to Executive Employment Agreement dated July 24, 2012 by and between AnythingIT, Inc. and Gail L. Babitt (Incorporated by reference to the Current Report on Form 8-K as filed on July 27, 2012)

14.1	Code of Business Conduct and Ethics (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **
________
*           filed herewith.
**         To be filed by amendment within the earlier of 30 days from the due date or the filing date of this report pursuant to the grace period provided for the filing of the first interactive data exhibit containing detailed note tagging.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AnythingIT, Inc.

August 22, 2012	By:	/s/ David Bernstein
David Bernstein, Chief Executive Officer

August 22, 2012	By:	/s/ Gail L. Babitt
Gail L. Babitt, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ David Bernstein	Chief Executive Officer, President, director, principal executive officer	August 22, 2012
David Bernstein

/s/ Vlad Stelmak	Chief Operating Officer, Secretary, director	August 22, 2012
Vlad Stelmak

/s/ Gail L. Babitt	Chief Financial Officer, director, principal financial and accounting officer	August 22, 2012
Gail L. Babitt

/s/ Richard Hausig	Director	August 22, 2012
Richard Hausig

AnythingIT, Inc.
Index to Financial Statements

Page
No.

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at June 30, 2012 and 2011	F-3

Statements of Operations For the Years Ended June 30, 2012 and 2011	F-4

Statements of Cash Flows For the Years Ended June 30, 2012 and 2011	F-5

Statements of Changes of Stockholders’ Equity at June 30, 2012	F-6

Notes to Financial Statements -	F-7 - F-23

7900 Glades Road, Suite 540 Boca Raton, Florida 33434 Tel. 561-886-4200 Fax. 561-886-3330 e-mail:info@sherbcpa.com Offices in New York and Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

AnythingIT, Inc.

We have audited the accompanying balance sheets of AnythingIT, Inc. as of June 30, 2012 and 2011 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended June 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the statements referred to above present fairly, in all material respects, the financial position of AnythingIT, Inc. as of June 30, 2012 and 2011, and the results of their operations and their cash flows for the years ended June 30, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP Certified Public Accountants

Boca Raton, Florida
August 16, 2012

AnythingIT, Inc.
Balance Sheets
As of June 30, 2012 and 2011

	2012	2011

ASSETS
Current assets
Cash and cash equivalents	$1,039,967	$1,270,721
Accounts receivable, net of allowance for doubtful	674,606	372,031
Inventories	141,087	369,489
Deferred financing costs	27,986	54,045
Prepaid expenses and other current assets	43,617	35,755
Total current assets	1,927,263	2,102,041

Property and equipment, net of accumulated depreciation	189,361	165,591

Deferred financing costs	-	26,053
Security deposits	10,403	10,403
Total assets	$2,127,027	$2,304,088

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$706,881	$1,131,343
Accrued expenses	148,952	196,645
Customer deposits	19,020	16,176
Current portion of capital lease payable	18,640	32,541
Deferred revenues	103,114	49,815
Current portion of notes payable	40,031	45,811
Total current liabilities	1,036,638	1,472,331

Capital lease payable	-	18,640

Long term debt:
Note payable bank	28,644	32,245
Convertible notes payable net of debt discount of $48,294 and $131,083, respectively	451,706	418,917
Total long-term debt	480,350	469,802

Total Liabilities	1,516,988	1,942,133

Stockholders' Equity
Preferred stock - $.01 par value
5,000,000 shares authorized; none outstanding	-	-
Common stock - $.01 par value
200,000,000 shares authorized;
36,190,238 and 34,819,546 shares issued and outstanding, respectively	361,902	348,196
Additional paid-in capital	7,800,900	7,056,675
Accumulated deficit	(7,552,763)	(7,042,916)
Total stockholders' equity	610,039	361,955
Total liabilities and stockholders' equity	$2,127,027	$2,304,088

See accompanying notes to financial statements.

AnythingIT, Inc.
Statements of Operations
For the Years Ended June 30, 2012 and 2011

	2012	2011

Net sales	$6,176,379	$4,472,195
Cost of sales	3,071,139	2,641,906
Gross profit	3,105,240	1,830,289

Operating Expenses
Selling, general and administration	3,418,504	2,149,246

Operating loss	(313,264)	(318,957)

Other income (expense) :
Interest expense, net of interest income of
$6,098 and $7,314, respectively	(196,583)	(96,982)

Loss before income taxes	(509,847)	(415,939)

Provision for income taxes	-	-

Net loss	$(509,847)	$(415,939)

Net loss per common share:
Basic	$(0.01)	$(0.01)
Fully diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding basic	35,476,020	34,251,666
Weighted average common shares outstanding diluted	35,476,020	34,251,666

See accompanying notes to financial statements.

AnythingIT, Inc.
Statements of Cash Flows
For the Years Ended June 30, 2012 and 2011

	2012	2011

OPERATING ACTIVITIES
Net loss	$(509,847)	$(415,939)
Adjustments to reconcile net loss from operations to
net cash provided by (used in)operating activities
Depreciation	56,934	47,706
Amortization of debt discount	82,789	34,496
Amortization of deferred financing costs	52,112	24,116
Change in allowance for doubtful accounts	(1,010)	8,698
Amortization of stock based compensation	646,731	-
Change in operating assets and liabilities
Accounts receivable	(301,565)	(147,236)
Inventories	228,402	(315,354)
Prepaid expenses and other current assets	(7,860)	(6,166)
Accounts payable	(424,462)	635,451
Accrued expenses	13,507	99,040
Customer deposits	2,844	(80,172)
Deferred revenues	53,299	25,495
Net cash used in operating activities	(108,126)	(89,865)

INVESTING ACTIVITIES
Purchases of property and equipment	(80,706)	(94,923)
Net cash used in investing activities	(80,706)	(94,923)
FINANCING ACTIVITIES
Common stock issued for cash, net of costs	-	481,150
Proceeds from convertible notes payable, net of costs	-	495,000
Payments on capital leases	(32,541)	(27,947)
Payments to related party	-	(21,000)
Payments on notes payable	(9,381)	(10,336)
Net cash provided by (used in) financing activities	(41,922)	916,867

Net (decrease)/increase in cash and cash equivalents	(230,754)	732,079

Cash and cash equivalents at beginning of year	1,270,721	538,642

Cash and cash equivalents at end of year	$1,039,967	1,270,721

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments during the year for :
Interest	$7,024	$7,434
Income taxes	$3,576	$5,855

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Stock issued to pay interest on notes	$61,200	$-

See accompanying notes to financial statements.

AnythingIT, Inc.
Statements of Changes in Stockholders' Equity

					Additional		Treasury
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stock	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	(at cost)	Equity

Balance at June 30, 2010	-	$-	33,027,879	$330,279	$6,453,325	$(6,626,977)	$(74,676)	$81,951
Sale of common stock, net of costs	-	-	1,791,667	17,917	463,233	-	-	481,150
Cancellation of treasury stock	-	-	-	-	(74,676)	-	74,676	-
Beneficial conversion warrants	-	-	-	-	165,579	-	-	165,579
Placement agent warrants	-	-	-	-	49,214	-	-	49,214
Net loss	-	-	-	-	-	(415,939)	-	(415,939)
Balance at June 30, 2011	-	$-	34,819,546	$348,196	$7,056,675	$(7,042,916)	-	$361,955
Conversion of convertible notes	-	-	167,544	1,675	48,588	-	-	50,263
Issuance of common stock for interest	-	-	203,125	2,031	58,906	-	-	60,937
Issuance of common stock for compensation	-	-	1,000,001	10,000	310,000	-	-	320,000
Additional shares from reverse stock split	-	-	22	-	-	-		-
Grant of stock options	-	-	-	-	326,731	-	-	326,731
Net loss						(509,847)		(509,847)
Balance at June 30, 2012	-	$-	36,190,238	$361,902	$7,800,900	$(7,552,763)	$-	$610,039

See accompanying notes to financial statements.

ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. – DESCRIPTION OF OUR BUSINESS.

AnythingIT, Inc. (the “Company”) is a provider of green technology solutions, managing the equipment disposition needs of our government and commercial clients by buying, reselling, or recycling, in an environmentally and regulatory compliant manner, computers and other technology hardware.  By delivering cost effective asset management solutions and capitalizing on our knowledge and relationships in the industry, we believe that we are able to maximize the technology dollars of our clients.

Our focus is on executing and managing secure, compliant end-of-life information technology (“IT”) asset management and disposition services.  As part of our services, we provide a comprehensive asset management system or integrate with our clients existing asset management systems with the goal of providing clear audit trail of the asset and enabling our clients the ability to assess shipping or disposal status, take inventory and generate settlement reports for every returned asset.

Additionally, we are focused on partnering with veterans either through providing employment opportunities directly or through our continuing support of Work Vessels For Veterans.

The Company maintains its principal office in Fair Lawn, New Jersey.

NOTE 2. – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

All share and per share information contained in this report gives retroactive effect to a 50 for 1 (50:1) forward stock split of our outstanding common stock effective June 23, 2010 and a 1 for 3 (1:3) reverse stock split of our outstanding common stock effective June 12, 2012.

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

Concentration of Credit Risk

The Company maintains cash in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”), including non-interest bearing transaction account deposits protected in full by the Dodd-Frank Wall Street and Consumer Protection Act (the “Dodd-Frank Act”). As of June 30, 2012 and June 30, 2011, the Company had approximately $400,000 and $705,000 that exceeds the protected limits under FDIC and the Dodd-Frank Act. The Company had not experienced any losses in such accounts.

Significant Customers

During the year ended June 30, 2012 sales to three customers represented $2,845,620 (46%) of the Company’s revenue. During the year ended June 30, 2011 sales to three customers represented $2,042,428 (42%) of the Company’s revenue.  As of June 30, 2012 and 2011, the Company had two customers representing approximately 37% of gross accounts receivable at that date.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the expected collectability of its accounts receivable. The Company performs credit evaluations of significant customers and establishes an allowance for doubtful accounts based on the aging of receivables, payment performance factors, historical trends and other information. In general, the Company reserves 2% of the receivables outstanding 31 to 60 days, 5% of the receivables outstanding 61 to 90 days and 20% of the receivables outstanding more than 90 days. The Company evaluates and revises the reserve on a quarterly basis based on a review of specific accounts outstanding and our history of uncollectible accounts.  As of June 30, 2012 and 2011, the Company recorded $64,065 and $65,075, respectively of allowance for doubtful accounts.

Inventories

Inventories, consisting of used computer equipment, is stated at the lower of cost or market. Cost is determined by the amount the Company pays for each specific unit in inventory. The Company reviews inventory for excess or obsolete inventory and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. No allowance is necessary at June 30, 2012 and 2011.

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

Asset Classification	Estimated Useful Life (years)
Computers and software	3
Equipment	5
Furniture and fixtures	5 to 7

	June 30, 2012	June 30, 2011
Software	$185,081	$119,959
Furniture and Fixtures	89,779	84,459
Equipment	85,365	85,365
Capital Leased Equipment	139,737	139,737
Leasehold improvements	79,251	68,989
Less: Accumulated depreciation	(389,852)	(332,918)
Propert and Equipment, net	$189,361	$165,591

Depreciation for the years ended June 30, 2012 and 2011 was $56,934 and $47,706, respectively.

Revenue Recognition

For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms.  Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable.  If uncertainties exist regarding customer acceptance or collectability, revenue is recognized when those uncertainties have been resolved.  The Company provides a limited as-is warranty on some of its products.  The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience.  At June 30, 2012 and June 30, 2011, a warranty reserve was not considered necessary.

The Company is party to brokered transactions whereby an upstream customer provides product to the Company if the parameters of the transactions can be satisfied.  Based upon the upstream customer parameters and the nature of the risk and control of the transaction by the Company these sales may be recorded on a gross or net basis.

Asset management fees are recognized once the services have been performed and the results reported to the upstream customer.  In those circumstances where the Company disposes of the upstream customer’s product, or purchases the product from the upstream customer for resale, revenue is recognized as a “product sale” described above.

Shipping and Handling Costs

Shipping costs are included in cost of sales, offset by amounts charged to customers for shipping.

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

Shares potentially issuable were as follows:

	June 30, 2012	June 30, 2011

Stock Options	3,503,339	-
Warrants	5,110,876	5,110,876
Convertible Notes	1,765,848	1,925,553
	10,380,063	7,036,429

For the years ended June 30, 2012 and 2011 the Company had a net loss.  The impact of additional shares would be anti-dilutive, and, as such, the basic and diluted shares are the same for those periods.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination.   For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of June 30, 2012 and 2011, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  All of the Company's tax years are subject to federal and state tax examination.

Share-Based Payments

The Company recognizes share-based compensation expense in connection with our share-based awards, net of an estimated forfeiture rate and therefore only recognizes compensation cost for those awards expected to vest over the service period of the award. The Company accounts for the grant of stock and warrants awards in accordance with ASC Topic 718, Compensation – Stock Compensation (ASC 718).  ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of warrants and stock options and other equity based compensation. The Company utilizes a Black-Scholes option pricing model to estimate the fair value of our stock options. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including estimates of expected life of the award, stock price volatility, forfeiture rates and risk-free interest rates. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, our share-based compensation expense could be materially different in the future.

For the years ending June 30, 2012 and 2011, total stock-based compensation was $646,731 and $0, respectively. The Company granted 2,893,338 stock options and issued 333,334 restricted shares of common stock in December 2011. In March 2012, the Company granted 666,667 stock options and in January 2012, the Company granted 666,667 restricted shares of common stock.

Financial Instruments

The Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing US GAAP that require the use of fair value measurements which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The carrying amounts reported in the balance sheet for accounts receivable, prepaid expenses and other current assets, accounts and notes payable, accrued interest and expenses, and customer deposits approximates fair market value based on the short-term maturity of these instruments.

In addition, FASB ASC 825-10-25 “Fair Value Option” was effective January 1, 2008.  ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and –permits entities to choose to measure many financial instruments and certain other items at fair value..

Advertising

Advertising costs are charged to operations when incurred.  During the years ended June 30, 2012 and 2011, the Company incurred $10,801 and $109, respectively in advertising expense.

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

In May 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU No. 2011-04”). ASU No. 2011-04 provides guidance which is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. It changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It is not intended for this update to result in a change in the application of the requirements in Topic 820. The amendments in ASU No. 2011-04 are to be applied prospectively. ASU No. 2011-04 is effective for public company for interim and annual periods beginning after December 15, 2011. Early application is not permitted. This update does not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). In ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. They also do not change the presentation of related tax effects, before related tax effects, or the portrayal or calculation of earnings per share. The amendments in ASU No. 2011-05 should be applied retrospectively. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. This update does not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350)” (“ASU No. 2011-08”). In ASU No. 2011-08, an entity is permitted to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The ASU’s objective is to simplify how an entity tests goodwill for impairment. The amendments in ASU No. 2011-08 are effective for annual and interim goodwill and impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is evaluating the requirements of ASU No. 2011-08 and has not yet determined whether a revised approach to evaluation of goodwill impairment will be used in future assessments. This update does not have a material impact on the Company’s consolidated financial statements.

On December 31, 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the ASU requires disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The ASU is effective for annual reporting periods beginning on or after January 1, 2013. The Company is currently evaluating the impact, if any, that these updates will have on its financial condition, results of operations and cash flows. This update is not expected to have a material impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3. - ACCOUNTS RECEIVABLE.

Accounts receivable consisted of the following at June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011

Accounts receivable	$738,671	$437,106
Less: allowance for doubtful accounts	(64,065)	(65,075)
Accounts receivable, net	$674,606	$372,031

NOTE 4. - INVENTORIES.

Inventories consisted of finished goods at June 30, 2012 and 2011. At June 30, 2012 and 2011, the balance is $141,087 and $369,489, respectively.

NOTE 5. – CAPITAL LEASE OBLIGATIONS.

The Company has entered into several capital lease obligations to purchase equipment for operations. The Company has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category and related depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized as of June 30, 2012 and 2011:

	Useful Life (Years)	June 30, 2012	June 30, 2011

Equipment	5	$60,523	$60,523
Software	5	79,214	79,214
		139,737	139,737
Acumulated Depreciation		(125,058)	(97,110)
		$14,679	$42,627

Future minimum payments required under capital leases at June 30, 2012, are as follows:

June 30, 2012

FY 2013	$19,397
Thereafter	-

Total future payments	19,397
Less: Amount representing interest	757

Present value of future minimum payments	18,640
Less: Current portion	18,640

Long term portion	$-

NOTE 6. – RELATED PARTY TRANSACTIONS.

Amounts outstanding under a loan and credit line from a bank (Note 8) are personally guaranteed by officers of the Company.

In February 2010 the Company entered into a Stock Purchase Agreement with a founder and member of our Board of Directors. Under the terms of the agreement, the Company repurchased 5,000,000 shares of our common stock owned by him for $45,000, of which $10,000 was paid on the date of the agreement and the balance was paid in 10 equal monthly installments of $3,500 through December 2010. The balance at June 30, 2012 and 2011 was $0. The shares which were repurchased included his original holdings in our Company together with 833,334 shares issued to him in August 2008 as compensation for services as a member of our Board of Directors. The 5,000,000 shares have been cancelled and returned to the status of authorized but unissued shares of our common stock.

NOTE 7. – ACCRUED EXPENSES.

Accrued expenses represent obligations that apply to the reported period and have not been billed by the provider or paid by the Company.

At June 30, 2012 and 2011, accrued expenses consisted of the following:

	June 30, 2012	June 30, 2011
Accrued interest	$29,753	$30,197
Wages and vacation	66,915	46,752
Commission	11,945	55,941
Professional fees	40,000	61,903
Other	339	1,852
	$148,952	$196,645

NOTE 8. – LONG TERM DEBT.

Loan Payable – TD Banknorth

On July 2, 2001 the Company entered into a loan agreement for the principal amount of $100,000, maturing in October 2028 payable with varying monthly installments including interest at approximately 5.25% per annum, secured by all assets of the Company.  At June 30, 2012 and 2011, the balance is $33,498 and $37,036, respectively.

Line of Credit Payable – American Express

The Company obtained a Business Capital line from American Express in the amount of $63,200. The line is payable in varying monthly installments including interest at approximately 9.49% per annum. The line is secured by all assets of the Company. At June 30, 2012 and 2011, the balance is $35,177 and $41,020, respectively.

12% Convertible Promissory Notes

In January and February 2011 the Company issued and sold $550,000 principal amount 12% convertible promissory notes in a private offering resulting in net proceeds of $495,000.  The notes are unsecured and pay interest at 12% per annum, in arrears, in shares of our common stock valued at $0.30 per share. The notes mature on December 31, 2013, provided, however, that in our sole option we may extend the maturity date until December 31, 2014 if the note is not converted by December 31, 2013.  The notes are convertible at any time at the option of the holder into shares of our common stock at a conversion price of $0.30 per share.  At any time that the closing price of our common stock on any exchange on which it might be listed or in the over the counter market equals or exceeds $0.60 per share for 20 consecutive trading days, we have the right to convert the notes into shares of our common stock at a conversion price of $0.30 per share. The conversion price of the note is subject to proportional adjustment in the event of stock splits, dividends, recapitalizations and similar corporate events.  As such, the conversion prices reflect the adjustment for our 1 for 3 reverse stock split that was effective June 12, 2012.  Presently, these notes are convertible into an aggregate of 1,666,668 shares of our common stock.  At June 30, 2012 and 2011, the Company had $29,753 and $27,666, respectively in accrued interest on the notes. On December 31, 2011 $60,937 of accrued interest was converted to 203,125 shares of common stock at $0.30. On January 17, 2012, one of the noteholders of the 12% convertible promissory notes converted $50,000 plus accrued interest of $263 into 167,544 shares of common stock.

Debt Discount

In connection with the 12% convertible promissory notes offering, we issued the purchasers Series C Warrants to purchase an aggregate of 733,335 shares of our common stock at an exercise price of $0.45 per share.  The exercise price of the Series C warrant is subject to adjustment in the event of stock splits, dividends, recapitalizations and similar corporate events.

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

The Company used the Black-Scholes option pricing model to value the warrants included in the convertible units. Included in the assumptions of this calculation, the Company used a risk-free rate of 0.85% (based on the US Treasury note yield), three year maturity, volatility of 84.0% (based on the daily historical performance of a comparable Company’s stock over two years from the commitment date), and a strike price of $0.45.

In accordance with ASC 470, the Company is amortizing the BCF over the two year term of the note.  The notes have a prepayment option for the Company, after January 1, 2013, with a 20 day notice to the holders.  As such, we are amortizing the BCF over the two year period. For the years ended June 30, 2012 and 2011 the Company recognized $82,789 and $34,496, respectively of amortization expense. As of June 30, 2012 and 2011 the BCF had a carrying value of $48,294 and $131,083, respectively.

NOTE 8. – LONG TERM DEBT (continued).

	June 30, 2012	June 30, 2011

Loan payable to TD Banknorth maturing in October 2028 payable with varing monthly installments including interest at approximately 5.25% per annum, secured by all assets of the Company	$33,498	$37,036

Line payable to American Express payable with varying monthly installments including interest at approximately 9.49% per annum, secured by all assets of the Company	35,177	41,020

12% Convertible Promisory note $500,000 principal net of debt discount of $48,294 at June 30, 2012 and $550,000 principal net of debt discount of $131,083 at June 30, 2011	451,706	418,917
	520,381	496,973
Less : Current portion	40,031	45,811
	$480,350	$451,162

NOTE 9. – INCOME TAXES.

The Company’s income tax expense at June 30, 2012 and 2011was $0 as follows:

	June 30, 2012	June 30, 2011

Income tax benefit consists of:
Current	$-	$-
Deferred	-	-
Provision (benefit) for income taxes	$-	$-

Reconciliation of the Federal statutory income tax rate to the Company's effective tax rate is as follows:
	June 30, 2012	June 30, 2011

Taxes computed at federal rate (35%)	$(173,000)	$(129,000)
State taxes, net of federal income tax benefit	(21,000)	(15,000)
Noncash Compensation	101,000	-
Other permanent differences	44,000	10,000
Increase (decrease) in deferred tax asset valuation allowance	49,000	134,000
Provision (benefit) for income taxes	$-	$-

	June 30, 2012	June 30, 2011
Deferred tax assets:
Net operating loss carryforward	$205,000	$293,000
Stock options	124,000	-
Bad debt	37,000	24,000
Less: Valuation allowance	(366,000)	(317,000)
Net deferred taxes	$-	$-

The Company has increased its deferred tax asset and valuation allowance accounts by approximately $49,000 at June 30, 2012.This change has no effect on the Company’s net tax provision. The Company files its returns on a calendar basis, and as of December 3, 2011 and 2010, the Company has an unused net operating loss carry forward of approximately $1,039,000 and $510,000 available to offset future taxable income. Management has determined that a full valuation allowance is appropriate since it is more “likely than not” that the deferred tax assets will be realized. Pursuant to IRS Section 382 the Company’s net operating losses may be limited in the event of certain changes in ownership.

The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

NOTE 10. – STOCKHOLDERS’ EQUITY.

Our authorized capital stock consists of 200,000,000 shares of common stock, $0.01 par value per share, and 5,000,000 shares of preferred stock, par value $0.01 per share.  As of June 30, 2012 and 2011, there are 36,190,238 and 34,819,545 shares of common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

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

In February 2010 the Company entered into a Stock Purchase Agreement with a founder and member of our Board of Directors.  Under the terms of the agreement, the Company repurchased 5,000,000 shares of our common stock owned by him for $45,000, of which $10,000 was paid on the date of the agreement and the balance was paid in 10 equal monthly installments of $3,500 through December 2010.  The shares which the Company repurchased included his original holdings in our company together with 833,334 shares issued to him in August 2008 as compensation for services as a member of our Board of Directors.  The 5,000,000 shares have been cancelled and returned to the status of authorized but unissued shares of our common stock.

In October 2010, we closed the sale of 5,250,000 units of our securities to accredited investors in a private placement which resulted in gross proceeds to us of $525,000.  The securities included 1,750,010 shares of our common stock and Series A Warrants and Series B Warrants. Forge Financial Group, Inc. (“Forge”), a broker-dealer and member of FINRA, acted as placement agent for us in this offering.  As compensation for its services, we paid Forge a cash commission of $52,500 and issued its designees of Forge five-year warrants to purchase 175,003 shares of our common stock with an exercise price of $0.30 per share, which are exercisable on a cashless basis.  We are using the net proceeds for general working capital.

In January 2011 and February 2011 the Company sold $550,000 principal amount 12% convertible promissory notes to accredited investors in a private placement and issued those investors Series C Warrants. The12% convertible promissory notes can convert into shares of our common stock at $0.30 per share, resulting in a potential issuance of 1,833,335 shares of our common stock upon conversion of the entire principal.  Forge acted as placement agent for us in this offering.  As compensation for its services, we paid Forge a cash commission of $55,000 and issued its designees five-year warrants to purchase 183,336 shares of our common stock with an exercise price of $0.30 per share, which are exercisable on a cashless basis.    We are using the net proceeds for general working capital.

In March 2011 the Company sold 125,000 units of our securities to an accredited investor in a private placement which resulted in gross proceeds to us of $12,500.  The securities included 41,667 shares of our common stock and Series D Warrants and Series E Warrants. Forge acted as placement agent for us in this offering.  As compensation for its services, we paid Forge a cash commission of $1,250 and issued its designees five year warrants to purchase 4,169 shares of our common stock with an exercise price of $0.30 share, which are exercisable on a cashless basis.  We are using the net proceeds for general working capital.

On December 22, 2011, the Company entered into an employment agreement with its Chief Financial Officer. As part of the agreement the Company issued 333,334 shares of the Company’s restricted common stock (“Compensation Shares”), granted under the 2010 Equity Compensation Plan.  The Compensation Shares were valued at $120,000, the fair market value at the date of grant for the Company’s common stock as reported on the OTC Bulletin Board.  As of June 30, 2012, 166,667 of the Compensation Shares vested and the Company recognized $60,000 in compensation expense related to these shares during the period.

On December 31, 2011, the Company issued 203,125 shares of our common stock to satisfy accrued interest of $60,937 to the three noteholders of the 12% convertible promissory notes (Note 7).

On January 3, 2012 the Company entered into a consulting agreement with Wall Street Grand, LLC (“WSG”) to provide financial marketing consulting services for a period of three months starting January 15, 2012. The Company paid WSG $50,000 and issued 666,667 shares of our common stock valued at $260,000, the fair market value on the date of issuance.

On January 17, 2012, one of the noteholders of the 12% convertible promissory notes converted $50,000 plus accrued interest of $263 into 167,544 shares of common stock (Note 7).

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

Common Stock Purchase Warrants

Warrants Included in the 2010 Unit Offering

In October 2010, we closed the sale of 5,250,000 units of our securities which resulted in gross proceeds to us of $525,000.  The securities issued in this 2010 unit offering included Series A Warrants to purchase 1,750,010 shares of our common stock and Series B Warrants to purchase 1,750,010 shares of our common stock.  Each Series A Warrant is exercisable into one share of common stock for three years from issuance at an exercise price of $0.45 per share. Each Series B Warrant is exercisable into one share of common stock for three years from issuance at an exercise price of $0.75 per share.  The Series B Warrant is not exercisable by the holder unless the Series A Warrant has previously been exercised.  Upon 30 days’ notice, we have the right to call any series of warrants at $0.03 per warrant at any time that the average 20-day last sale price exceeds 200% of the respective warrant exercise price.  Other than the exercise price and call provisions of each series of warrant, and the restriction on the exercisability of the Series B Warrant, all other terms and conditions of the warrants are the same. As partial compensation for the placement agent services in this offering, we issued to the designees of Forge 175,003 Series A Warrants and 175,003 Series B Warrants to purchase shares of our common stock at an exercise price of $0.45 and $0.75 per share, respectively, exercisable on a cashless basis.  The exercise price of the warrants and the number of shares of our common stock issuable upon the exercise of the warrants, sold to investor or provided to designees of Forge, are subject to proportional adjustment for stock splits, dividends and similar corporate events.

Warrants Included in the 2011 Note Offering

In connection with the 12% convertible promissory notes offering, we issued the purchasers Series C Warrants to purchase an aggregate of 733,335 shares of our common stock at an exercise price of $0.45 per share for three years from the date of issuance.  The exercise price of the Series C warrant is subject to adjustment in the event of stock splits, dividends, recapitalizations and similar corporate events.  As partial compensation for the placement agent services, we issued its designees of Forge Series C warrants exercisable at $0.45 per share into 73,335 shares of our common stock, exercisable on a cashless basis.  The exercise price of the warrants and the number of shares of our common stock issuable upon the exercise of the warrants, sold to investor or provided to designees of Forge, are subject to proportional adjustment for stock splits, dividends and similar corporate events.

The Company used the Black-Scholes option pricing model to value the warrants included in the note offering. Included in the assumptions of this calculation, the Company used a risk-free rate of 0.85% (based on the US Treasury note yield), five year maturity, volatility of 84.0% (based on the daily historical performance of a comparable Company’s stock over two years from the commitment date), and a strike price of $0.30 and $0.45, respectively.

Warrants Included in 2011 Unit Offering

In March 2011, we closed the sale of 125,000 units of our securities which resulted in gross proceeds to us of $12,500.  The securities issued in this 2011 unit offering included Series D Warrants to purchase 41,667 shares of our common stock and Series E Warrants to purchase 41,667 shares of our common stock.  Each Series D Warrant is exercisable into one share of common stock for three years from issuance at an exercise price of $0.45 per share.  Each Series E Warrant is exercisable into one share of common stock for three years from issuance at an exercise price of $0.75 per share.  The Series E Warrant is not exercisable by the holder unless the Series D Warrant has previously been exercised.  Upon 30 days’ notice, we have the right to call any series of warrants at $0.03 per warrant at any time that the average 20-day last sale price exceeds 200% of the respective warrant exercise price.  Other than the exercise price and call provisions of each series of warrant, and the restriction on the exercisability of the Series E Warrant, all other terms and conditions of the warrants are the same. As partial compensation for the placement agent services in this offering, we issued to the designees of Forge 4,169 Series D Warrants with an exercise price of $0.45 per share and 4,169 Series E Warrants with an exercise price of $0.75 per share, which are exercisable on a cashless basis.  The exercise price of the warrants and the number of shares of our common stock issuable upon the exercise of the warrants, sold to investor or provided to designees of Forge, are subject to proportional adjustment for stock splits, dividends and similar corporate events.

The Company currently has 5,110,876 warrants that can be exercised for shares of our common stock outstanding.

		Range of	Weighted Average
	Warrants	Exercise Price	Exercise Price
Outstanding at June 30, 2011	5,110,876	$.30 to $.75	$0.56
Granted	-
Expired	-
Outstanding at June 30, 2012	5,110,876	$.30 to $.75	$0.56

In accordance with ASC 470, the Company is amortizing the deferred financing costs over the two year term of the note. As of June 30, 2012 and 2011, the Company had recognized $52,112 and $10,253 of interest expense, respectively, resulting in a carrying value of $27,986 and $80,098 at June 30, 2012 and 2011, respectively.

NOTE 11. STOCK OPTIONS AND WARRANTS.

Stock Option Plans

2010 Equity Compensation Plan

On June 28, 2010, our Board of Directors authorized our 2010 Equity Compensation Plan covering 12,000,000 shares of common stock (the “Plan”).  The plan was approved by our stockholders on June 28, 2010.  The purpose of the plan is to enable us to offer to our employees, officers, directors and consultants whose past, present and/or potential contributions to our company have been or will be important to our success, an opportunity to acquire a proprietary interest in our company.  The 2010 Equity Compensation Plan is administered by our Board of Directors. Plan options may either be (i) incentive stock options (ISOs), (ii) non-qualified options (NSOs), (iii) awards of our common stock or (iv) rights to make direct purchases of our common stock which may be subject to certain restrictions.  Any option granted under the 2010 Equity Compensation Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant.  The plan further provides that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000.  The term of each plan option and the manner in which it may be exercised is determined by the Board of Directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant.  In the event of any stock split of our outstanding common stock, the Board of Directors in its discretion may elect to maintain the stated amount of shares reserved under the plan without giving effect to such stock split.  On June 12, 2012, the Company affected a 1 for 3 reverse stock split.  The Board of Directors did not adjust the shares eligible under the Plan.  Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted.

On December 20, 2011, the Company issued 1,941,670 non-qualified five year options, and 401,668 five year incentive stock options under the 2010 equity compensation plan. The options were issued at $0.30 the fair market value at the date of grant. The Company used the Black-Scholes option pricing model to value the stock options. Included in the assumptions of this calculation, the Company used a risk-free rate of 0.88%  (based on the US Treasury note yield), five year maturity, volatility of 84.0% (based on the daily historical performance of a comparable Company’s stock), and a strike price of $0.30.

On December 22, 2011, the Company hired its Chief Financial Officer. As part of the agreement the Company granted to her under its 2010 Equity Compensation Plan incentive stock options to purchase an aggregate of 550,000 shares of the Company’s common stock at an exercise price of $0.36 , vesting as follows: options to purchase 183,334 shares vested on December 22, 2011, options to purchase an additional 183,333 shares vest on December 22, 2012; and options to purchase the remaining 183,333 shares vest on December 22, 2013. The Company used the Black-Scholes option pricing model to value the stock options. Included in the assumptions of this calculation, the Company used a risk-free rate of 0.91%, (based on the US Treasury note yield), five year maturity, volatility of 84.0% (based on the daily historical performance of a comparable Company’s stock), and a strike price of $0.36.

On March 7, 2012, the Company entered into an employment agreement with its Chief Financial Officer. As part of the agreement the Company granted to her under its 2010 Equity Compensation Plan incentive stock options to purchase an aggregate of 666,667 shares of the Company’s common stock at an exercise price of $0.15 , vesting as follows: options to purchase 166,667 shares vested on March 7, 2013, options to purchase an additional 166,667 shares vest on March 7, 2014; options to purchase an additional 166,667 shares vest on March 7, 2015; and options to purchase the remaining 166,666 shares vest on March 7, 2016.

		Weighted Average
	Options	Exercise Price	Fair Value
Outstanding at June 30, 2011	-	$-	$-
Granted	3,560,005	0.29	0.20
Expired	(56,666)	0.30	0.20
Outstanding at June 30, 2012	3,503,339	$0.29	$0.19
Outstanding and exerciseable at June 30, 2012	1,058,900	$0.31	$0.20

The Company used the Black-Scholes option pricing model to value the stock options. Included in the assumptions of this calculation were the following:

	For the Year Ended June 30,
	2012	2011
Expected volatility	84.0%	-
Risk-free interest rate	.85-.91%	-
Expected life in years	5.0	-
Assumed dividend yield	0%	-

The following information applies to options outstanding at June 30, 2012:

		Weighted
	Number of	Average
	Shares	Ramaining
Exercise	Underlying	Contractual	Number
Price	Options	Life	Exercisable
0.15	666,667	1.96	-
0.30	2,286,672	0.88	875,566
0.36	550,000	0.88	183,334

As of June 30, 2012, there were 12,000,000 shares of our common stock authorized to be issued under the 2010 Equity Compensation Plan, of which 8,163,327 shares of our common stock remain available for future grants.

The total intrinsic value of stock options granted for the years ending June 30, 2012 and 2011 was $0.  The total intrinsic value of stock options outstanding and exercisable as of June 30, 2012 and 2011 was $0.For the years ending June 30, 2012 and 2011, total stock-based compensation was 646,731 and $0, respectively, of which $326,731 and $0, respectively, represented the fair value of vested stock options. The value of stock based compensation expense not yet recognized pertaining to unvested options and stock grants was approximately $358,000 and $60,000, respectively, which will be recognized primarily over the next 1.5 and 0.5 years in the future, respectively.

NOTE 12. – LEASE COMMITMENTS.

Lease

Our principal executive offices are located in approximately 48,000 square feet of commercial and office space.  We lease approximately 27,000 square feet of these facilities from an unrelated third party for approximately $192,000 per year base rent plus common area maintenance expenses, insurance and real estate taxes, under an agreement expiring in March 2018.  In May 2011 we leased an additional approximately 21,000 square feet in adjacent premises from the same unrelated third party for an additional approximately $115,000 per year base rent plus common area maintenance expenses, insurance and real estate taxes, under a lease agreement expiring in October 2012.

The Company has leases for software, machinery and equipment utilized in its operations. The Company entered into three leases in 2007 and 2008.  All three of these leases have a bargain purchase option of $1.00 at the end of the lease term, and, as such, are treated as capital leases.  The leases are paid off in 2012 and 2013. The monthly lease payments range from approximately $380 to approximately $1,360.  Additionally, in 2010, the Company entered into an operating lease for a copier with monthly lease payments of approximately $350.  The copier is leased through July 2014.

In May, 2012, the Company entered into a car lease.  The lease is a 36 month lease, with monthly payments of $180.

Rent expense for the years ended June 30, 2012 and 2011 were approximately $282,000 and $165,000, respectively.

Future lease payments under the aforementioned lease are as follows:

2013	$256,280
2014	199,191
2015	194,783
2016	192,807
2017	192,807
Thereafter	144,605
$1,180,473

NOTE 13. – DEFINED CONTRIBUTION 401 (k) PLAN.

The Company implemented a 401(k) plan in September, 2007.  Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after one year of employment with the Company.  The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements.  Effective September, 2007, the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 6% of the employee’s contribution (the “Contribution”).  The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first.  The Company made contributions of approximately $14,000 and approximately $13,000 for the years ended June 30, 2012 and 2011.

NOTE 14. – SUBSEQUENT EVENTS.

On July 24, 2012, the Company entered into amendments to the employment agreements with David Bernstein, Vlad Stelmak and Gail Babitt, our executive officers.  The terms of the amendments are identical for each executive officer.  Under the terms of these amendments the annual base salary of each executive officer will be $220,000 per year.  The executive officers will also receive an annual bonus of 1% of net sales, for all net sales in excess of $4,000,000.  Under the terms of the amendment the executive’s automobile allowance will be $1,235 per month. Additionally, the Company has agreed to reimburse the executive up to the maximum out-of-pocket health care expenses, representing the annual deductible, or portion thereof, and co-pays, excluding doctor’s visits and prescriptions, paid by the executive under our new health care insurance plan.