Form 10-K/A
period 2012-06-30
AnythingIT, Inc.
filed 2012-09-19
CIK 1129048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to AnythingIT, Inc. Annual Report on Form 10-K for the year ended June 30, 2012, filed with the Securities and Exchange Commission on August 22, 2012 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)           Financial statements.*

●           Report of Independent Registered Public Accounting Firm
●           Balance sheets at June 30, 2012 and 2011
●           Statements of operations for the years ended June 30, 2012 and 2011
●           Statements of cash flows for the years ended June 30, 2012 and 2011
●           Statement of changes in stockholders’ equity at June 30 2012
●           Note S to financial statements

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

*           previously filed.
**           In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AnythingIT, Inc.

September 19, 2012	By:	/s/ Gail L. Babitt
Gail L. Babitt, Chief Financial Officer