Form 10-Q
period 2012-09-30
AnythingIT, Inc.
filed 2012-11-01
CIK 1129048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2012

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________
Commission file number: 000-54540

AnythingIT, Inc.
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  36,190,238 shares of common stock are issued and outstanding as of October 29, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

●	fluctuations in inventory value,
●	declining prices of new computer equipment,
●	our dependence on sales to the Federal government or to prime contractors for the Federal government,
●	our ability to effectively compete,
●	possible need to raise additional capital,
●	our dependence on a few significant customers,
●	the lack of a liquid market for our common stock,
●	our ability to hire and retain sufficient qualified personnel,
●	possible material weaknesses in our disclosure controls and internal control over financial reporting,
●	our system implementation may not be effective,
●	risks of integrating acquisitions into our company, and
●	the highly competitive nature of our business.

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

All share and per share information contained herein gives effect to a 1:3 reverse stock split effective in June 2012.

Unless specifically set forth to the contrary, when used in this report the terms “AnythingIT", the “Company,” "we", "us", "our" and similar terms refer to AnythingIT, Inc., a Delaware corporation, “fiscal 2013” refers to the year ending June 30, 2013 and “fiscal 2012” refers to the year ended June 30, 2012.

PART 1 - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

ANYTHINGIT, INC.
Balance Sheets

	September 30, 2012	June 30, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$852,891	$1,039,967
Accounts receivable, net of allowance for doubtful	501,008	674,606
Inventories	27,100	141,087
Deferred financing costs	14,959	27,986
Prepaid expenses and other current assets	42,077	43,617
Total current assets	1,438,035	1,927,263

Property and equipment, net	194,203	189,361

Security deposits	10,403	10,403
Total assets	$1,642,641	$2,127,027

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$563,728	$706,881
Accrued expenses	105,415	148,952
Customer deposits	76,734	19,020
Capital lease payable	9,880	18,640
Deferred revenues	107,681	103,114
Current portion of notes payable	37,225	40,031
Total current liabilities	900,663	1,036,638

Long term debt:
Note payable bank	29,241	28,644
Convertible notes payable net of debt discount of $27,596 and $48,294, respectively	472,404	451,706
Total long-term debt	501,645	480,350

Total Liabilities	1,402,308	1,516,988

Shareholders' Equity
Preferred stock - $.01 par value
5,000,000 shares authorized; none outstanding	-	-
Common stock - $.01 par value
200,000,000 shares authorized; 36,190,238 shares issued and outstanding	361,902	361,902
Additional paid-in capital	7,881,702	7,800,900
Accumulated deficit	(8,003,271)	(7,552,763)
Total shareholders' equity	240,333	610,039
Total liabilities and shareholders' equity	$1,642,641	$2,127,027

See accompanying notes to unaudited financial statements.

ANYTHINGIT, INC.
Statements of Operations
For the Three Months Ended September 30, 2012 and 2011
(Unaudited)

	2012	2011

Net sales	$947,234	$1,900,204
Cost of sales	553,346	1,016,257
Gross profit	393,888	883,947

Operating Expenses
Selling, general and administration	794,203	616,595

Operating income (loss)	(400,315)	267,352

Other income (expense) :
Interest expense, net of interest income of $693
and $1,619, respectively	(50,193)	(50,208)

Income (loss) before income taxes	(450,508)	217,144

Provision for income taxes	-	-

Net Income (loss)	$(450,508)	$217,144

Net income (loss) per common share:
Basic:	$(0.01)	$0.01
Diluted:	$(0.01)	$0.01

Weighted average common shares outstanding basic	36,190,238	34,819,568
Weighted average common shares outstanding diluted	36,190,238	41,801,147

See accompanying notes to unaudited financial statements.

ANYTHINGIT, INC.
Statements of Cash Flows
For the Three Months Ended September 30, 2012 and 2011
(Unaudited)

	2012	2011

OPERATING ACTIVITIES
Net Income (loss)	$(450,508)	$217,144
Adjustments to reconcile net income (loss) from operations to net cash provided by (used in)operating activities
Depreciation	14,930	13,852
Amortization of debt discount	20,698	20,697
Amortization of deferred financing costs	13,027	13,028
Reduction in allowance for doubtful accounts	(6,453)	-
Amortization of stock based compensation	80,802	-
Change in operating assets and liabilities
Accounts receivable	180,051	(140,479)
Inventories	113,987	344,969
Prepaid expenses and other current assets	1,540	1,150
Accounts payable	(143,153)	(193,769)
Accrued expenses	(43,537)	(38,683)
Deferred Revenue	4,567	7,378
Customer deposits	57,714	2,151
Net cash (used in) provided by operating activities	(156,335)	247,438

INVESTING ACTIVITIES
Purchases of property and equipment	(19,772)	(11,080)
Net cash used in investing activities	(19,772)	(11,080)
FINANCING ACTIVITIES
Payments on capital leases	(8,760)	(7,775)
Payments on notes payable	(2,209)	(2,374)
Net cash used in financing activities	(10,969)	(10,149)

Net (decrease) increase in cash and cash equivalents	(187,076)	226,209

Cash and cash equivalents at beginning of year	1,039,967	1,270,721

Cash and cash equivalents at end of period	$852,891	1,496,930

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments during the year for :
Interest	$2,038	$1,466
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Stock issued to pay interest on notes	$-	$-

See accompanying notes to unaudited financial statements.

AnythingIT, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2012 on the Company’s Annual Report on Form 10-K. The financial data for the three month period presented may not necessarily reflect the results to be anticipated for the complete year ending June 30, 2013.

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

Assumptions and estimates employed in these areas are material to our reported financial condition and results of operations. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The credit risk associated with cash equivalents is considered low due to the credit quality of the issuers of the financial instruments.

Concentration of Credit Risk

The Company maintains cash in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”), including non-interest bearing transaction account deposits protected in full by the Dodd-Frank Wall Street and Consumer Protection Act (the “Dodd-Frank Act”). As of September 30, 2012 and June 30, 2012, the Company had approximately $200,000 and $400,000 that exceeds the protected limits under FDIC and the Dodd-Frank Act. The Company had not experienced any losses in such accounts.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the expected collectability of its accounts receivable. The Company performs credit evaluations of significant customers and establishes an allowance for doubtful accounts based on the aging of receivables, payment performance factors, historical trends and other information. In general, the Company reserves 2% of the receivables outstanding 31 to 60 days, 5% of the receivables outstanding 61 to 90 days and 20% of the receivables outstanding more than 90 days. The Company evaluates and revises the reserve on a quarterly basis based on a review of specific accounts outstanding and our history of uncollectible accounts.  As of September 30, 2012 and June 30, 2012, the Company recorded $57,612 and $64,065, respectively of allowance for doubtful accounts.

Inventories

Inventories, consisting of used computer equipment, is stated at the lower of cost or market. The Company reviews inventory for excess or obsolete inventory and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. No allowance is necessary at September 30, 2012 and June 30, 2012.

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

Asset Classification	Estimated Useful Life (years)
Computers and software	3
Equipment	5
Furniture and fixtures	5 to 7

	September 30, 2012	June 30, 2012
Software	$193,023	$185,081
Furniture and Fixtures	96,549	89,779
Equipment	87,386	85,365
Capital Leased Equipment	139,737	139,737
Leasehold improvements	82,290	79,251
Less: Accumulated depreciation	(404,782)	(389,852)
Property and Equipment, net	$194,203	$189,361

Depreciation for the three month periods ended September 30, 2012 and 2011 was $14,930 and $13,852, respectively.

Revenue Recognition

For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms.  Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable.  If uncertainties exist regarding customer acceptance or collectability, revenue is recognized when those uncertainties have been resolved.  The Company provides a limited as-is warranty on some of its products.  The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience.  At September 30, 2012 and June 30, 2012, a warranty reserve was not considered necessary.

The Company is party to brokered transactions whereby an upstream customer provides product to the Company if the parameters of the transactions can be satisfied.  Based upon the upstream customer parameters and the nature of the risk and control of the transaction by the Company these sales may be recorded on a gross or net basis.

Asset management fees are recognized once the services have been performed and the results reported to the client.  In those circumstances where the Company disposes of the client’s product, or purchases the product from the client for resale, revenue is recognized as a product sale.

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

	September 30, 2012	September 30, 2011
Stock Option	3,500,005	-
Warrants	5,110,876	5,110,876
Convertible Notes	1,816,259	1,870,703
	10,427,140	6,981,579

For the three months ended September 30, 2012 the Company had a net loss.  The impact of additional shares would be anti-dilutive, and, as such, the basic and diluted shares are the same for that period.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination.   For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of September 30, 2012 and 2011, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  All of the Company's tax years are subject to federal and state tax examination.

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

For the three months ending September 30, 2012 and 2011, total stock-based compensation was $80,802 and $0, respectively. The Company granted stock options to purchase 2,893,338 shares of common stock and issued 333,334 restricted shares of common stock in December 2011. The Company granted stock options to purchase 666,667 shares of common stock in March 2012 and 666,667 restricted shares of common stock in January 2012.

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

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and customer deposits are reflected in the balance sheets at cost, which approximates fair value because of the short-term maturity of these instruments.

Advertising

Advertising costs are charged to operations when incurred.  During the three month periods ended September 30, 2012 and 2011, the Company incurred approximately $3,000 and $8,000, respectively in advertising expense.

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

NOTE 3. - ACCOUNTS RECEIVABLE.

Accounts receivable consisted of the following at September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012
Accounts Receivable	$558,620	$738,671
Less: Allowance for doubtful accounts	(57,612)	(64,065)
Accounts receivable, net	$501,008	$674,606

NOTE 4. - INVENTORIES.

Inventories consisted of finished goods at September 30, 2012 and June 30, 2012. At September 30, 2012 and June 30, 2012, the balance is $27,100 and $141,087, respectively.

NOTE 5. – CAPITAL LEASE OBLIGATIONS.

The Company has entered into several capital lease obligations to purchase equipment for operations. The Company has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category and related depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized as of September 30, 2012 and June 30, 2012:

	Useful Life (Years)	September 30, 2012	June 30, 2012
Equipment	5	$60,523	$60,523
Software	5	79,214	79,214
		139,737	139,737
Less: Accumulated depreciation		(132,044)	(125,058)
Capital Leased Equipment, net		$7,693	$14,679

Future minimum payments required under capital leases at September 30, 2012, are as follows:

September 30, 2012

FY 2013	$10,165
Thereafter	-

Total future payments	10,165
Less: Amount representing interest	285

Present value of future minimum payments	9,880
Less: Current portion	9,880

Long term portion	$-

NOTE 6. – RELATED PARTY TRANSACTIONS.

Amounts outstanding under a loan and line of credit from a bank (Note 8) are personally guaranteed by officers of the Company.

NOTE 7. – ACCRUED EXPENSES.

Accrued expenses represent obligations that apply to the reported period and have not been billed by the provider or paid by the Company.

At September 30, 2012 and June 30, 2012, accrued expenses consisted of the following:

	September 30, 2012	June 30, 2012
Accrued interest	$44,877	$29,753
Wages and vacation	33,256	66,914
Commission	-	11,945
Professional fees	24,000	40,000
Other	3,282	340
	$105,415	$148,952

NOTE 8. – LONG TERM DEBT.

Loan Payable – TD Banknorth

On July 2, 2001 the Company entered into a loan agreement for the principal amount of $100,000, maturing in October 2028 payable with varying monthly installments including interest at approximately 5.25% per annum, secured by all assets of the Company.  At September 30, 2012 and June 30, 2012, the balance is $32,667 and $33,498, respectively.

Line of Credit Payable – American Express

The Company obtained a Business Capital line from American Express in the amount of $63,200. The line is payable in varying monthly installments including interest at approximately 9.49% per annum. The line is secured by all assets of the Company. At September 30, 2012 and June 30, 2012, the balance is $33,799 and $35,177, respectively.

12% Convertible Promissory Notes

In January and February 2011 the Company issued and sold $550,000 principal amount 12% convertible promissory notes in a private offering resulting in gross proceeds of $495,000.  The notes are unsecured and pay interest at 12% per annum, in arrears, in shares of our common stock valued at $0.30 per share. The notes mature on December 31, 2013, provided, however, that in our sole option we may extend the maturity date until December 31, 2014 if the note is not converted by December 31, 2013.  The notes are convertible at any time at the option of the holder into shares of our common stock at a conversion price of $0.30 per share.  At any time that the closing price of our common stock on any exchange on which it might be listed or in the over the counter market equals or exceeds $0.60 per share for 20 consecutive trading days, we have the right to convert the notes into shares of our common stock at a conversion price of $0.30 per share. The conversion price of the notes is subject to proportional adjustment in the event of stock splits, dividends, recapitalizations and similar corporate events.  Presently, these notes are convertible into an aggregate of 1,666,668 shares of our common stock.  At September 30, 2012 and June 30, 2012, the Company had $44,877 and $29,753, respectively in accrued interest on the notes. On December 31, 2011 $60,937 of accrued interest was converted to 203,125 shares of common stock at $0.30. On January 17, 2012, one of the noteholders of the 12% convertible promissory notes converted $50,000 plus accrued interest of $263 into 167,544 shares of common stock.

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

In accordance with ASC 470, the Company is amortizing the BCF over the two year term of the note.  The notes have a prepayment option for the Company, after January 1, 2013, with a 20 day notice to the holders.  As such, the Company is amortizing the BCF over the two year period. For the three months ended September 30, 2012 and 2011 the Company recognized $20,698 and $20,697, respectively of amortization expense. As of September 30, 2012 and June 30, 2012 the BCF had a carrying value of $27,596 and $48,294, respectively.

	September 30, 2012	June 30, 2012

Loan payable to TD Banknorth maturing in October 2028 payable with varing monthly installments including interest at approximately 5.25% per annum, secured by all assets of the Company	$32,667	$33,498

Line payable to American Express payable with varying monthly installments including interest at approximately 9.49% per annum, secured by all assets of the Company	33,799	35,177

12% Convertible Promisory note $500,000 principal net of debt discount of $27,596 and $48,294 at September 30, 2012 and June 30, 2012, respectively	472,404	451,706
	538,870	520,381
Less : Current portion	37,225	40,031
	$501,645	$480,350

NOTE 9. – STOCKHOLDERS’ EQUITY.

Our authorized capital stock consists of 200,000,000 shares of common stock, $0.01 par value per share, and 5,000,000 shares of preferred stock, par value $0.01 per share.  As of September 30, 2012 and June 30, 2012, there are 36,190,238 shares of common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

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

In March 2011 the Company sold 125,000 units of our securities to an accredited investor in a private placement which resulted in gross proceeds to us of $12,500.  The securities included 41,667 shares of our common stock and Series D Warrants and Series E Warrants. Forge Financial Group, Inc., a broker-dealer and member of FINRA (“Forge”) acted as placement agent for us in this offering.  As compensation for its services, we paid Forge a cash commission of $1,250 and issued its designees five year warrants to purchase 4,169 shares of our common stock with an exercise price of $0.30 share, which are exercisable on a cashless basis.  We used the net proceeds for general working capital.

On December 22, 2011, the Company entered into an employment agreement with its Chief Financial Officer. As part of the agreement the Company issued 333,334 shares of the Company’s restricted common stock, granted under the 2010 Equity Compensation Plan.  The shares were valued at $120,000, the fair market value at the date of grant for the Company’s common stock as reported on the OTC Bulletin Board.  As of September 30, 2012, 250,000 of the shares vested and the Company recognized $30,000 in compensation expense related to these shares during the three months ended September 30, 2012.

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

On January 17, 2012, one of the noteholders of the 12% convertible promissory notes converted $50,000 plus accrued interest of $263 into 167,544 shares of common stock (Note 8).

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

The Company currently has 5,110,876 warrants that can be exercised for shares of our common stock outstanding.

		Range of	Weighted Average
	Warrants	Exercise Price	Exercise Price
Outstanding at June 30, 2012	5,110,876	$.30 to $.75	$0.56
Granted	-
Expired	-
Outstanding at September 30, 2012	5,110,876	$.30 to $.75	$0.56

In accordance with ASC 470, the Company is amortizing the deferred financing costs over the two year term of the note. As of September 30, 2012 and 2011, the Company had recognized $13,027 and $13,028 of interest expense, respectively, resulting in a carrying value of $14,959 and $27,986 at September 30, 2012 and June 30, 2012, respectively.

NOTE 10. STOCK OPTIONS AND WARRANTS.

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

On December 22, 2011, the Company hired its Chief Financial Officer. As part of the agreement the Company granted to her under its 2010 Equity Compensation Plan incentive stock options to purchase an aggregate of 550,000 shares of the Company’s common stock at an exercise price of $0.36, vesting as follows: options to purchase 183,334 shares vested on December 22, 2011, options to purchase an additional 183,333 shares vest on December 22, 2012; and options to purchase the remaining 183,333 shares vest on December 22, 2013. The Company used the Black-Scholes option pricing model to value the stock options. Included in the assumptions of this calculation, the Company used a risk-free rate of 0.91%, (based on the US Treasury note yield), five year maturity, volatility of 84.0% (based on the daily historical performance of a comparable Company’s stock), and a strike price of $0.36.

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

		Range of	Weighted Average
	Options	Exercise Price	Exercise Price
Outstanding at June 30, 2012	3,503,339	$.15 to $.36	$0.19
Granted	-	-	$-
Expired	(3,334)	-	$-
Outstanding at September 30, 2012	3,500,005	$.15 to $.36	$0.19

For the three months ending September 30, 2012 and 2011, total stock-based compensation was 80,802 and $0, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three months ended September 30, 2012 and 2011 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2012 as filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our industry is relatively new and our company has grown rapidly during the past few years. We believe that this growth has been driven by the increasing rate of changes in IT which accelerates the rate at which IT equipment becomes obsolete, the expansion of the remarketing and demanufacturing segments of our industry and a general increased awareness of the “green” aspect of information technology asset disposition, or ITAD.

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

The biggest challenges we are facing in our organic growth efforts are our ability to manage our growth, our access to sufficient qualified employees, ability to implement systems and processes that are repeatable while supporting efficiencies and sufficient capital to support our efforts, all of which are necessary to support the expansion of our business. We have hired additional management personnel and are using a staffing company to provide qualified personnel to fill our technical and labor needs. This approach allows us to control our overhead expenses. While we are located in an area with a good supply of qualified candidates, the process, however, of evaluating the candidates is time intensive for our management and maintaining a sufficiently qualified workforce will continue to be a challenge for us in the near future. We are in the process of implementing a new, fully automated, management system to support our operations.  During fiscal 2012 we invested approximately $90,000 on this new system.  We are operating on the new platform in our main warehouse and expect the system to be expanded to the remainder of our operations by the end of the second quarter of fiscal 2013. This new system will provide operating and reporting efficiencies to enable us to grow our business while minimizing the need to expand warehouse space and personnel. That being said, the time expended by the management team in implementing the new system plus the normal downtime associated with a transition to a new system impacted our first quarter and will continue to impact our second quarter of fiscal 2013, while we are getting the system up and running over our entire operations.  Although our recent capital raises have provided the funds necessary to support our recent growth, if we are to continue to implement our growth strategy we will need to raise additional capital. We do not have any commitments for additional capital, and there are no assurances we will be successful in raising any needed capital. Our inability to raise capital as necessary could restrict our further growth.

Our fiscal year end is June 30.  We refer to the three months ended September 30, 2012 as the first quarter of 2013 and the three months ended September 30, 2011 as the first quarter of 2012.

Results of Operations

Our business is driven by either businesses or the government updating older equipment or partnering with our Company to dispose of old or unused equipment.  As such, the timing of equipment inflow is not consistent or predictable.  Additionally, the market values of recycled equipment are dependent on age of the equipment, availability of comparable equipment in the market and life cycle of the products.  Sales in the first quarter of fiscal 2013 decreased 50% as compared to the first quarter of fiscal 2012.  The decrease in our revenues in the 2013 period reflects a decrease in product available to us to resell during the period as a result of a slowing of inbound customer shipments from existing customers at the end of the prior period and the beginning of the period and the product mix of recycled equipment received was less marketable.    While we expect our revenues to increase during the remainder of 2013, the nature of our business makes us susceptible to these type of revenue fluctuations from period to period.  Additionally, our management team devoted a significant amount of time to the implementation of our new system during the period, which impacted the product flow and operations.  We are still completing the new system roll out and expect some impact in the second quarter of fiscal 2013, after which the implementation should be complete.

Our gross profit margin depends on various factors, including product mix, pricing strategies, market conditions, and other factors, any of which could result in changes in gross margins from period to period.  Our objective for gross profit as a percentage of sales is between 40% and 50%.  Gross profit decreased 55% in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012. As a percentage of sales, gross profit was 42% in the first quarter of fiscal 2013 as compared to 47% in the first quarter of fiscal 2012.  The decrease in the gross profit margin was attributable to demand for product from wholesalers and less product to process in addition to an increase of labor costs as a percentage of sales.  Warehouse labor costs decreased by approximately $35,000 but increased from 13% of sales to 23% of sales.  This is the result of the timing of equipment receipts, as described above

Selling, general and administrative expenses increased 29% in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012, while increasing as a percentage of sales to 84% versus 32% in the respective period. The primary factors that impacted selling, general and administrative expenses were:

an increase in compensation expense of approximately $163,000 in the 2013 period.  This increase in the 2013 period included approximately $81,000 in amortization of stock based compensation and approximately $82,000 of additional salary for employees, primarily attributable to compensation paid to our chief financial officer who was not employed by us in the 2012 period as well as salary increases.

Net (loss) in the first quarter of fiscal 2013 was approximately $(450,000) compared to net income of approximately $217,000 in the first quarter of fiscal 2012 resulting from a decline in sales, a decline in gross margins and an increase in selling, general and administrative expenses.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for operating the business.  At September 30, 2012 we had working capital of approximately $537,000 as compared to working capital of approximately $890,000 at June 30, 2012.  The decreased working capital at September 30, 2012 is primarily attributable to increases in customer deposits and a decrease in cash, inventories and accounts receivable, which is offset by decreases in accounts payable and accrued expenses.

Customer deposits increased 303% at September 30, 2012 from June 30, 2012 primarily as a result of an increase in trade-in values ascribed to product received at the end of the period.  Cash decreased 18% at September 30, 2012 from June 30, 2012 as a result of cash used for operations.  Inventory decreased 81% at September 30, 2012 from June 30, 2012.  Unlike many companies in other businesses which time inventory purchases to maintain an adequate amount of inventory for its anticipated sales, our inventory levels will fluctuate primarily based upon the decommissioning schedules for legacy IT by our clients which determine when we take possession of the used IT equipment.  As a result, our inventory levels have historically fluctuated from period to period and we expect that fluctuation to continue in future periods.  Accounts receivable decreased 26% at September 30, 2012 from June 30, 2012 which is attributable to a decrease in sales.  Accounts payable decreased 20% at September 30, 2012 from June 30, 2012 due to the timing of vendor payments.  Accrued expenses decreased 29% at September 30, 2012 from June 30, 2012 primarily as a result of the timing of payroll.

We are currently in the process of implementing a new software solution to manage our warehouse operations.  This software should help us improve our controls, processes and automation.  We believe our available working capital is sufficient for our needs for at least the next 12 months, including this software implementation.

Cash flows

Net cash used from operating activities was approximately $(156,000) for the three months ended September 30, 2012 as compared to net cash provided by operating activities of approximately $247,000 for the three months ended September 30, 2011.

In the three months ended September 30, 2012 cash was used as follows:

●	Net loss was approximately $(450,000), partially offset by an
●	Increase in working capital of approximately $171,000, and
●	Non-cash operating expenses of approximately $123,000.

In the three months ended September 30, 2011 cash was provided as follows:

●	Net income was approximately $217,000, and
●	Non-cash operating expenses of approximately $47,000, partially offset by a
●	Decrease in working capital of approximately $(17,000).

Net cash used in investing activities was approximately $(20,000) for the three months ended September 30, 2012 as compared to approximately $(11,000) for the three months ended September 30, 2011 reflects our purchase of additional equipment in both periods.

Net cash used in financing activities for the three months ended September 30, 2012 was approximately $(11,000) as compared to approximately $(10,000) for the three months ended September 30, 2011reflects payments on our notes payable and capital leases.

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

Critical Accounting Policies

Revenue Recognition

For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms.  Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable.  If uncertainties exist regarding customer acceptance or collectability, revenue is recognized when those uncertainties have been resolved.  The Company provides a limited as-is warranty on some of its products.  The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience.  At September 30, 2012 and June 30, 2012, a warranty reserve was not considered necessary.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the expected collectability of its accounts receivable. The Company performs credit evaluations of significant customers and establishes an allowance for doubtful accounts based on the aging of receivables, payment performance factors, historical trends and other information. In general, the Company reserves 2% of the receivables outstanding 31 to 60 days, 5% of the receivables outstanding 61 to 90 days and 20% of the receivables outstanding more than 90 days. The Company evaluates and revises the reserve on a quarterly basis based on a review of specific accounts outstanding and our history of uncollectible accounts.  As of September 30, 2012 and June 30, 2012, the Company recorded approximately $57,612 and $64,065, respectively of allowance for doubtful accounts.

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
__________
*           filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANYTHINGIT Inc.

November 1, 2012	By:	/s/ David Bernstein
David Bernstein, Chief Executive Officer

	By:	/s/ Gail L. Babitt
Gail L. Babitt, Chief Financial Officer