Form 10-Q
period 2012-12-31
AnythingIT, Inc.
filed 2013-02-01
CIK 1129048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2012

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  36,450,238 shares of common stock are issued and outstanding as of January 31, 2013.

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

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANYTHINGIT, INC.
Balance Sheets

	December 31, 2012	June 30, 2012
	(unaudited)

Current assets
Cash and cash equivalents	$541,308	$1,009,580
Restricted cash	90,459	30,387
Accounts receivable, net of allowance for doubtful accounts	343,387	674,606
Inventories	29,908	141,087
Deferred financing costs	1,933	27,986
Prepaid expenses and other current assets	99,775	43,617
Total current assets	1,106,770	1,927,263

Property and equipment, net	201,289	189,361

Security deposits	10,998	10,403
Total assets	$1,319,057	$2,127,027

LIABILITIES AND SHAREHOLDERS' EQUITY /(DEFICIT)
Current liabilities
Accounts payable	$499,766	$706,881
Accrued expenses	120,712	148,952
Customer deposits	50,295	19,020
Capital lease payable	2,666	18,640
Deferred revenues	109,198	103,114
Current portion of notes payable	37,225	40,031
Total current liabilities	819,862	1,036,638

Long term debt:
Note payable bank	27,993	28,644
Convertible notes payable net of debt discount of $6,899 and $48,294, respectively	493,101	451,706
Total long-term debt	521,094	480,350

Total Liabilities	1,340,956	1,516,988

Shareholders' Equity/(Deficit)
Preferred stock - $.01 par value, 5,000,000 shares authorized;
none outstanding	-	-
Common stock - $.01 par value, 200,000,000 shares authorized;
36,450,238 and 36,190,238 shares issued and outstanding, respectively	364,502	361,902
Additional paid-in capital	8,021,974	7,800,900
Accumulated deficit	(8,408,375)	(7,552,763)
Total shareholders' equity /(deficit)	(21,899)	610,039
Total liabilities and shareholders' equity/(deficit)	$1,319,057	$2,127,027

See accompanying notes to unaudited financial statements.

ANYTHINGIT, INC.
Statements of Operations
For the Three Months and Six Months Ended December 31, 2012 and 2011
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011

Net sales	$805,848	$1,459,615	$1,753,082	$3,359,819
Cost of sales	384,554	958,637	937,900	1,974,894
Gross profit	421,294	500,978	815,182	1,384,925

Operating Expenses
Selling, general and administration	776,940	885,116	1,571,143	1,501,711

Operating income (loss)	(355,646)	(384,138)	(755,961)	(116,786)

Other income (expense) :
Interest expense, net of interest income of $526,
$2,852, $1,219 and $4,471, respectively	(49,458)	(46,084)	(99,651)	(96,292)

Income (loss) before income taxes	(405,104)	(430,222)	(855,612)	(213,078)

Provision for income taxes	-	-	-	-

Net Income (loss)	$(405,104)	$(430,222)	$(855,612)	$(213,078)

Net income (loss) per common share:
Basic:	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Diluted:	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average common shares outstanding basic	36,220,238	34,852,177	36,205,238	34,835,872
Weighted average common shares outstanding diluted	36,220,238	34,852,177	36,205,238	34,835,872

See accompanying notes to unaudited financial statements.

For the Six Months Ended December 31, 2012 and 2011
(Unaudited)

	2012	2011

OPERATING ACTIVITIES
Net Income (loss)	$(855,612)	$(213,078)
Adjustments to reconcile net income (loss) from operations to net cash provided by (used in)operating activities
Depreciation	36,298	34,691
Amortization of debt discount	41,395	41,394
Amortization of deferred financing costs	26,053	26,056
Reduction in allowance for doubtful accounts	(31,061)	(11,131)
Amortization of stock based compensation	163,674	259,020
Change in operating assets and liabilities
Accounts receivable	362,280	(68,652)
Inventories	111,179	354,843
Prepaid expenses and other current assets	(56,158)	9,315
Accounts payable	(207,115)	(347,776)
Accrued expenses	31,760	(60,617)
Deferred Revenue	6,084	12,179
Customer deposits	31,275	10,009
Net cash (used in) provided by operating activities	(339,948)	46,253

INVESTING ACTIVITIES
Purchases of property and equipment	(48,226)	(18,692)
Increase in restricted cash	(60,072)	-
Decrease in security deposits	(595)	-
Net cash used in investing activities	(108,893)	(18,692)

FINANCING ACTIVITIES
Common stock issued for cash, net of costs	-	-
Proceeds from convertible notes payable, net of costs	-	-
Payments on capital leases	(15,974)	(15,785)
Payments to related party	-	-
Payments on notes payable	(3,457)	(4,979)
Net cash used in financing activities	(19,431)	(20,764)

Net (decrease) increase in cash and cash equivalents	(468,272)	6,797

Cash and cash equivalents at beginning of year	1,009,580	1,270,721

Cash and cash equivalents at end of period	$541,308	1,277,518

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments during the year for :
Interest	$3,175	$2,572
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Stock issued to pay interest on notes	$60,000	$60,937

See accompanying notes to unaudited financial statements.

AnythingIT, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2012 on the Company’s Annual Report on Form 10-K. The financial data for the six month period presented may not necessarily reflect the results to be anticipated for the complete year ending June 30, 2013.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Restricted Cash

The Company maintains certain cash accounts that are restricted from general use.  At December 31, 2012, the Company has a $60,000 certificate of deposit that collateralizes a letter of credit we have entered into for a new facility we are opening in Tampa, Florida.  Additionally, in accordance with our R2 certification we need to have a separate account to ensure a proper winding down of any facility, should that ever be necessary.  As of December 31, 2012 and June 30, 2012, the balance in that restricted account was $30,459 and $30,387, respectively.

Concentration of Credit Risk

The Company maintains cash in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”), including non-interest bearing transaction account deposits protected in full by the Dodd-Frank Wall Street and Consumer Protection Act (the “Dodd-Frank Act”). As of December 31, 2012 and June 30, 2012, the Company had approximately $180,000 and $400,000 that exceeds the protected limits under FDIC and the Dodd-Frank Act. The Company had not experienced any losses in such accounts.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the expected collectability of its accounts receivable. The Company performs credit evaluations of significant customers and establishes an allowance for doubtful accounts based on the aging of receivables, payment performance factors, historical trends and other information. In general, the Company reserves 2% of the receivables outstanding 31 to 60 days, 5% of the receivables outstanding 61 to 90 days and 20% of the receivables outstanding more than 90 days. The Company evaluates and revises the reserve on a quarterly basis based on a review of specific accounts outstanding and our history of uncollectible accounts.  As of December 31, 2012 and June 30, 2012, the Company recorded $33,004 and $64,065, respectively of allowance for doubtful accounts.

Inventories

Inventories, consisting of used computer equipment, is stated at the lower of cost or market. The Company reviews inventory for excess or obsolete inventory and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. No allowance is necessary at December 31, 2012 and June 30, 2012.

Unprocessed inventory is shipped to the Company’s facilities and is considered to be end-of-life. The Company does not place a valuation on unprocessed inventory until it is received into the processing queue whereby it is tested and inventoried. Only after this process occurs can the Company provide final valuation in the form of purchase orders for equipment acquisitions and issue a Certificate of Indemnification confirming transfer of ownership and liability. This process normally takes between 30 to 60 days from the time of receipt to the Company’s warehouse.  Due to the implementation of a new fully automated management system, we experienced certain process slowdowns during the six months ended December 31, 2012 that caused a buildup of orders to be processed in our operation.  As a result, we currently have between 90 and 120 days of orders waiting to be processed at our main facility in New Jersey.  Subsequent to December 31, 2012, we believe our operations are back on pre-implementation pace and expect throughput to become faster than previously experienced during the second half of fiscal 2013.

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

Asset Classification	Estimated Useful Life (years)
Computers and software	3
Equipment	5
Furniture and fixtures	5 to 7

	December 31, 2012	June 30, 2012
Software	$210,143	$185,081
Furniture and fixtures	104,429	89,779
Equipment	90,840	85,365
Capital leased equipment	139,737	139,737
Leasehold improvements	82,290	79,251
Less: Accumulated depreciation	(426,150)	(389,852)
Property and Equipment, net	$201,289	$189,361

Depreciation for the six month periods ended December 31, 2012 and 2011 was $36,298 and $34,691, respectively.

Revenue Recognition

For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms.  Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable.  If uncertainties exist regarding customer acceptance or collectability, revenue is recognized when those uncertainties have been resolved.  The Company provides a limited as-is warranty on some of its products.  The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience.  At December 31, 2012 and June 30, 2012, a warranty reserve was not considered necessary.

The Company is party to brokered transactions whereby an upstream customer provides product to the Company if the parameters of the transactions can be satisfied.  Upstream  customers are customers who engage with us to provide services and recycle their equipment. Based upon the upstream customer parameters and the nature of the risk and control of the transaction by the Company these sales may be recorded on a gross or net basis.

Asset management fees are recognized once the services have been performed and the results reported to the client.  In those circumstances where the Company disposes of the client’s product, or purchases the product from the client for resale, revenue is recognized as a product sale and the product is placed into inventory at cost, until sold.

Shipping and Handling Costs

Shipping costs are included in cost of sales, offset by amounts charged to customers for shipping.

Cost of Sales

Cost of sales includes cost of equipment, testing, freight, warehouse salaries, and technicians.

Earnings Per Share

The Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) ASC 260, Earnings Per Share. Basic earnings (loss) per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding

Shares potentially issuable were as follows:

	December 31, 2012	December 31, 2011
Stock Options	3,486,673	2,893,338
Warrants	5,110,876	5,110,876
Convertible Notes	1,666,668	1,833,335
	10,264,217	9,837,549

For the three and six months ended December 31, 2012 and 2011 the Company reported a net loss.  The impact of additional shares would be anti-dilutive, and, as such, the basic and diluted shares are the same for those periods.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination.   For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of December 31, 2012 and 2011, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  All of the Company's tax years are subject to federal and state tax examination.

Share-Based Payments

The Company recognizes share-based compensation expense in connection with our share-based awards, net of an estimated forfeiture rate and therefore only recognizes compensation cost for those awards expected to vest over the service period of the award. The Company accounts for the grant of stock and warrants awards to employees in accordance with ASC Topic 718, Compensation – Stock Compensation (ASC 718).  ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of warrants and stock options and other equity based compensation. The Company utilizes a Black-Scholes option pricing model to estimate the fair value of our stock options. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including estimates of expected life of the award, stock price volatility, forfeiture rates and risk-free interest rates. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company use different assumptions, our share-based compensation expense could be materially different in the future.

The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, Equity-Based Payments to Non-Employees (ASC 505-50). The Company estimates the fair value of stock options by using the Black-Scholes option pricing model.

For the three months ending December 31, 2012 and 2011, total stock-based compensation was $80,472 and $259,020, respectively.  For the six months ending December 31, 2012 and 2011, total stock-based compensation was $163,674 and $259,020, respectively. The Company granted stock options to purchase 2,893,338 shares of common stock and issued 333,334 restricted shares of common stock in December 2011. The Company granted stock options to purchase 666,667 shares of common stock in March 2012 and 666,667 restricted shares of common stock in January 2012.  The Company granted 60,000 restricted shares of common stock in November 2012.

Financial Instruments

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). ASU No. 2010-06 requires new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for such transfers and in the reconciliation for Level 3 fair value measurements, the requirement to disclose separately information about purchases, sales, issuances and settlements. The Company adopted the provisions of ASU No. 2010-06 on January 1, 2010, except for disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements. Those disclosures were effective for financial statements issued for fiscal years beginning after December 15, 2010. The impact of its adoption on the Company’s financial statements was not material.

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and customer deposits are reflected in the balance sheets at cost, which approximates fair value because of the short-term maturity of these instruments.

Advertising

Advertising costs are charged to operations when incurred.  During the three month periods ended December 31, 2012 and 2011, the Company incurred approximately $3,000 and $2,000, respectively in advertising expense.  During the six month periods ended December 31, 2012 and 2011, the Company incurred approximately $14,000 and $16,000, respectively in advertising expense.

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

NOTE 3. - ACCOUNTS RECEIVABLE.

Accounts receivable consisted of the following at December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012
Accounts Receivable	$376,391	$738,671
Less: Allowance for doubtful accounts	(33,004)	(64,065)
Accounts receivable, net	$343,387	$674,606

NOTE 4. - INVENTORIES.

Inventories consisted of finished goods at December 31, 2012 and June 30, 2012. At December 31, 2012 and June 30, 2012, the balance is $29,908 and $141,087, respectively.

NOTE 5. – CAPITAL LEASE OBLIGATIONS.

The Company has entered into several capital lease obligations to purchase equipment for operations. The Company has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category and related accumulated depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized as of December 31, 2012 and June 30, 2012:

	Useful Life (Years)	December 31, 2012	June 30, 2012
Equipment	5	$60,523	$60,523
Software	5	79,214	79,214
		139,737	139,737
Less: Accumulated depreciation		(138,001)	(125,058)
Capital Leased Equipment, net		$1,736	$14,679

Future minimum payments required under capital leases at December 31, 2012, are as follows:

December 31, 2012

FY 2013	$2,666
Thereafter	-

Total future payments	2,666
Less: Amount representing interest	-

Present value of future minimum payments	2,666
Less: Current portion	2,666

Long term portion	$-

NOTE 6. – RELATED PARTY TRANSACTIONS.

Amounts outstanding under a loan and line of credit from a bank (Note 8) are personally guaranteed by officers of the Company.

NOTE 7. – ACCRUED EXPENSES.

Accrued expenses represent obligations that apply to the reported period and have not been billed by the provider or paid by the Company.

At December 31, 2012 and June 30, 2012, accrued expenses consisted of the following:

	December 31, 2012	June 30, 2012
Accrued interest	$-	$29,753
Wages and vacation	81,279	66,914
Commission	3,154	11,945
Professional fees	8,500	40,000
Other	27,779	340
	$120,712	$148,952

NOTE 8. – LONG TERM DEBT.

Loan Payable – TD Banknorth

On July 2, 2001 the Company entered into a loan agreement for the principal amount of $100,000, maturing in October 2018 payable with varying monthly installments including interest at approximately 5.25% per annum, secured by all assets of the Company.  At December 31, 2012 and June 30, 2012, the balance is $31,857 and $33,498, respectively.

Line of Credit Payable – American Express

The Company obtained a business capital line from American Express in the amount of $63,200. The line is payable in varying monthly installments including interest at approximately 9.49% per annum. The line is secured by all assets of the Company. At December 31, 2012 and June 30, 2012, the balance is $33,361 and $35,177, respectively.

12% Convertible Promissory Notes

In January 2011 and February 2011 the Company issued and sold $550,000 principal amount 12% convertible promissory notes in a private offering resulting in net proceeds of $495,000 after $55,000 fee paid to placement agent.  The notes are unsecured and pay interest at 12% per annum, in arrears, in shares of our common stock valued at $0.30 per share. The notes mature on December 31, 2013, provided, however, that in our sole option we may extend the maturity date until December 31, 2014 if the note is not converted by December 31, 2013.  The notes are convertible at any time at the option of the holder into shares of our common stock at a conversion price of $0.30 per share.  At any time that the closing price of our common stock on any exchange on which it might be listed or in the over the counter market equals or exceeds $0.60 per share for 20 consecutive trading days, we have the right to convert the notes into shares of our common stock at a conversion price of $0.30 per share. The conversion price of the notes is subject to proportional adjustment in the event of stock splits, dividends, recapitalizations and similar corporate events.  Presently, these notes are convertible into an aggregate of 1,666,668 shares of our common stock.  At December 31, 2012 and June 30, 2012, the Company had $0 and $29,753, respectively in accrued interest on the notes. On December 31, 2011 $60,937 of accrued interest was converted to 203,125 shares of common stock at $0.30. On January 17, 2012, one of the noteholders of the 12% convertible promissory notes converted $50,000 plus accrued interest of $263 into 167,544 shares of common stock.  On December 31, 2012 $60,000 of accrued interest was converted to 200,000 shares of common stock at $0.30.

Debt Discount

In connection with the 12% convertible promissory notes offering, we issued the purchasers Series C Warrants to purchase an aggregate of 733,335 shares of our common stock at an exercise price of $0.45 per share.  The exercise price of the Series C warrant is subject to adjustment in the event of stock splits, dividends, recapitalizations and similar corporate events.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) existed as of February 10, 2011.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. Based on the stock price on the day of commitment, the discount as agreed to in the note, and the number of convertible shares, and the value of the warrants included in the units, the total discount was valued at $165,579.

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

In accordance with ASC 470, the Company is amortizing the BCF and relative fair value of the warrants over the two year term of the note.  The notes have a prepayment option for the Company, after January 1, 2013, with a 20 day notice to the holders.  As such, the Company is amortizing the discount over the two year period. For the three months ended December 31, 2012 and 2011 the Company recognized $20,697 and $20,697, respectively of amortization expense.  For the six months ended December 31, 2012 and 2011 the Company recognized $41,395 and $41,394, respectively of amortization expense. As of December 31, 2012 and June 30, 2012 the discount had a carrying value of $6,899 and $48,294, respectively.

	December 31, 2012	June 30, 2012

Loan payable to TD Banknorth maturing in October 2018 payable with varing monthly installments including interest at approximately 5.25% per annum, secured by all assets of the Company	$31,857	$33,498

Line payable to American Express payable with varying monthly installments including interest at approximately 9.49% per annum, secured by all assets of the Company	33,361	35,177

12% Convertible Promisory notes $500,000 principal net of debt discount of $6,899 and $48,294 at December 31, 2012 and June 30, 2012, respectively	493,101	451,706
	558,319	520,381
Less : Current portion	37,225	40,031
	$521,094	$480,350

NOTE 9. – STOCKHOLDERS’ EQUITY.

Our authorized capital stock consists of 200,000,000 shares of common stock, $0.01 par value per share, and 5,000,000 shares of preferred stock, par value $0.01 per share.  As of December 31, 2012 and June 30, 2012, there are 36,450,238 and 36,190,238 shares of common stock issued and outstanding, respectively. There are no shares of preferred stock issued and outstanding.

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

On December 22, 2011, the Company entered into an employment agreement with its Chief Financial Officer. As part of the agreement the Company issued 333,334 shares of the Company’s restricted common stock, granted under the 2010 Equity Compensation Plan.  The shares were valued at $120,000, the fair market value at the date of grant for the Company’s common stock as reported on the OTC Bulletin Board.  As of December 31, 2012, all 333,334 of the shares vested and the Company recognized $30,000 in compensation expense related to these shares during the three months ended December 31, 2012 and $60,000 in compensation expense related to these shares during the six months ended December 31, 2012.

On December 31, 2011, the Company issued 203,125 shares of our common stock to satisfy accrued interest of $60,937 to the three noteholders of the 12% convertible promissory notes (Note 7).

On January 3, 2012 the Company entered into a consulting agreement with Wall Street Grand, LLC (“WSG”) to provide financial marketing consulting services for a period of three months starting January 15, 2012. The Company paid WSG $50,000 and issued 666,667 shares of common stock valued at $260,000, the fair market value on the date of issuance.

On January 17, 2012, one of the noteholders of the 12% convertible promissory notes converted $50,000 plus accrued interest of $263 into 167,544 shares of common stock (Note 8).

On November 15, 2012 the Company entered into a consulting agreement with Investor Awareness, Inc. (“InvA”) to provide financial public relations services for a period of twelve months starting November 15, 2012. The compensation to InvA is $4,000 per month for the first three months and $5,000 per month thereafter plus 60,000 restricted shares of our common stock for each 3 month period, beginning November 15, 2012.  We issued 60,000 shares of our common stock on November 15, 2012 valued at $2,400, the fair market value, based on quoted trading price on the date of issuance and is being accounted for in accordance with ASC 505-50.  This agreement can be terminated with a 30 day notice after six months.

On December 31, 2012, the Company issued 200,000 shares of our common stock to satisfy accrued interest of $60,000 to the three noteholders of the 12% convertible promissory notes (Note 7).

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

The Company currently has 5,110,876 warrants that can be exercised for shares of our common stock outstanding.

		Range of	Weighted Average
	Warrants	Exercise Price	Exercise Price
Outstanding at June 30, 2012	5,110,876	$.30 to $.75	$0.56
Granted	-
Expired	-
Outstanding at December 31, 2012	5,110,876	$.30 to $.75	$0.56

In accordance with ASC 470, the Company is amortizing the deferred financing costs over the two year term of the note. For the six months ending December 31, 2012 and 2011, the Company had recognized $26,053 and $26,056 of interest expense, respectively, resulting in a carrying value of $1,933 and $27,986 at December 31, 2012 and June 30, 2012, respectively.

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

On March 7, 2012, the Company entered into an employment agreement with its Chief Financial Officer. As part of the agreement the Company granted to her under its 2010 Equity Compensation Plan incentive stock options to purchase an aggregate of 666,667 shares of the Company’s common stock at an exercise price of $0.15 , vesting as follows: options to purchase 166,667 shares vested on March 7, 2013, options to purchase an additional 166,667 shares vest on March 7, 2014; options to purchase an additional 166,667 shares vest on March 7, 2015; and options to purchase the remaining 166,666 shares vest on March 7, 2016.  The Company used the Black-Scholes option pricing model to value the stock options. Included in the assumptions of this calculation, the Company used a risk-free rate of 0.85%, (based on the US Treasury note yield), five year maturity, volatility of 84.0% (based on the daily historical performance of a comparable Company’s stock), and a strike price of $0.15.

		Range of	Weighted Average
	Options	Exercise Price	Exercise Price
Outstanding at June 30, 2012	3,503,339	$.15 to $.36	$0.28
Granted	-	-	$-
Expired	(16,666)	$0.30	$0.30
Outstanding at December 31, 2012	3,486,673	$.15 to $.36	$0.28

For the three months ending December 31, 2012 and 2011, total stock-based compensation was $80,472 and $259,020, respectively.  For the six months ending December 31, 2012 and 2011, total stock-based compensation was $161,274 and $259,020, respectively.  The stock based compensation represents both options and common stock issuances issued under the plan, as described above.

NOTE 11. SUBSEQUENT EVENTS.

On January 24, 2013, the Company took possession of a new warehouse facility. In December, 2012, the Company entered into a lease with an unrelated third party for our new facility in Tampa, Florida which is approximately 30,050 square feet of warehouse space.  Under the terms of this 38 month lease, our annual base rental ranges from $101,000 to $107,000, and we are responsible for our proportional share of common area maintenance costs, taxes and insurance estimated to be approximately $3,500 per month.  The lease expires on March 31, 2016 and we have the right upon notice to renew the lease.  We paid the $60,000 security deposit through a letter of credit.  Providing there have been no defaults under the lease, the security deposit will be reduced by $20,000 on the last day of the first and second years of the lease term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and six months ended December 31, 2012 and 2011 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2012 as filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We expect to grow our company both organically and through acquisitions of similar or complementary businesses. To support this expected growth, during fiscal 2011 we leased space which effectively doubled our warehouse space to enable us to store inventory in the local market. In an effort to further accelerate our organic growth, we are investing in our relationships with our existing partners through training sessions and other efforts to increase awareness and educate their organizations of the value of practicing sound asset recovery. In this vein, in October 2011 we were awarded certifications for the responsible recycling R2 practices as well as ISO 14001:2004 Environmental Management System for responsible electronics recyclers which are administered by the ISRI Services Corporation and the International Organization for Standardization (ISO). Additionally, in June 2012, we were awarded the ISO 9001 Quality Management Certification as well as the e-Stewards Certification from the Basel Action Network. We believe these industry certifications will assist us in building awareness of the benefits of our services while meeting the highest regulatory compliance.

In fiscal 2013 we expect to expand into geographical areas where we have an existing customer base to expand our footprint and our business presence.  During the third quarter of fiscal 2013 we will open a processing facility in Tampa, Florida.  The Tampa facility will mirror the capabilities that we currently have in New Jersey.  Our decision to expand in the Tampa market was based in part upon an informal request from one of our largest customers who has a large presence in that market.  The location of a second facility in the Tampa area will permit us to process the equipment the customer has in the local market that they do not send up to our New Jersey facility, which we expect to result in increased sales. We expect to fund those incremental costs from working capital.  We also expect to seek to acquire additional companies whose operations are complementary to ours, including companies with similar business models located in different geographical areas, and companies that offer different services, such as demanufacturers. Based upon our internal analysis of our industry and our competitors, we believe that there are a number of potential target companies, but there are no assurances our beliefs are correct or that we will ever close any acquisitions.

The biggest challenges we are facing in our organic growth efforts are our ability to manage our growth, our access to sufficient qualified employees, ability to implement systems and processes that are repeatable while supporting efficiencies and sufficient capital to support our efforts, all of which are necessary to support the expansion of our business. We have hired additional management personnel and are using a staffing company to provide qualified personnel to fill our technical and labor needs. This approach allows us to control our overhead expenses. While we are located in an area with a good supply of qualified candidates, the process, however, of evaluating the candidates is time intensive for our management and maintaining a sufficiently qualified workforce will continue to be a challenge for us in the near future. We are in the process of implementing a new, fully automated, management system, which we refer to as ERP, to support our operations.  During fiscal 2012 we invested approximately $90,000 on this new system.  We are operating on the new platform in our main warehouse and expect the system to be expanded to the remainder of our operations by the end of fiscal 2013. This new system will provide operating and reporting efficiencies to enable us to grow our business while minimizing the need to expand warehouse space and personnel. That being said, the time expended by the management team in implementing the new system plus the normal downtime associated with a transition to a new system impacted our first quarter and second quarter of fiscal 2013.  We began the major phase of our ERP implementation during September and October 2012.  This new system will enable us to automate many of our operations and provide a scalable solution in our existing and future facilities.  Additionally, the new ERP system was designed to ensure environmental compliance and reporting to comply with federal, local and state E-Waste laws. Although our recent capital raises have provided the funds necessary to support our recent growth, if we are to continue to implement our growth strategy we will need to raise additional capital. We do not have any commitments for additional capital, and there are no assurances we will be successful in raising any needed capital. Our inability to raise capital as necessary could restrict our further growth.

In October 2011 we added a second warehouse shift, in part to manage a backlog of inventory we then had on-hand.  Although our sales increased significantly following the addition of this second shift, it was at the expense of gross margin rate, which decreased to 34% from 55% in the same period of the prior year. In January 2012 we eliminated the second shift and undertook a review our systems and processes.  Based upon this internal review, we determined that we were spending a significant amount of time manually entering data into multiple software products.  We then evaluated alternative software solutions that could alleviate the duplications, enable us to scale our operations and implement a new system that would help drive higher production levels without increasing warehouse labor costs and reducing our gross margins.  We went live with the new software in mid-September 2012.  Although, as discussed elsewhere in this report, we have experienced certain short-term adverse impacts on our revenues while the system implementation is concluded, we expect to achieve the intended goal of greater production levels at increased margins thereby permitting us to achieve our objective of increasing revenues while maintaining our gross margins at a level which is necessary for the continued growth of our company.

Results of Operations

Our business is driven by either businesses or the government updating older equipment or partnering with our Company to dispose of old or unused equipment.  As such, the timing of equipment inflow is not consistent or predictable.  Additionally, the market values of recycled equipment are dependent on age of the equipment, availability of comparable equipment in the market and life cycle of the products.  Sales in the second quarter of fiscal 2013 decreased 45% as compared to the second quarter of fiscal 2012 and sales for the first six months of fiscal 2013 decreased 48% as compared to sales through the second quarter of fiscal 2012.  The decrease in our sales in the 2013 periods reflects the short-term impact on operations from the ERP implementation.

During the transition phase we experienced a significant disruption in our operations resulting in an increased number of unprocessed orders sitting in the warehouse, which impacted our product flow, processing and sales.  Subsequent to the end of the quarter, our operations are back on pre-implementation pace and we will continue to tweak the process flow to improve throughput. In addition to the impact we experienced from the ERP implementation, our business and the entire northeast U.S. was also impacted by Hurricane Sandy.  As a result of the hurricane, our operations were closed for several days, and, even after the business was opened, several of our employees were unable to work due to transportation challenges in the area.  Although the ERP implementation and Hurricane Sandy adversely impacted production and results for the period we continued to receive a significant amount of product resulting in an increased number of orders to be processed in excess of 30 days from receipt.  While we expect our revenues to increase during the remainder of 2013, the nature of our business makes us susceptible to these type of revenue fluctuations from period to period.

Our gross profit margin depends on various factors, including product mix, pricing strategies, market conditions, and other factors, any of which could result in changes in gross margins from period to period.  Our objective for gross profit as a percentage of sales is between 40% and 50%.  Gross profit decreased 16% in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012 and decreased 41% for the first six months of fiscal 2013 as compared to the period through second quarter of fiscal 2012.  As a percentage of sales, gross profit was 52% in the second quarter of fiscal 2013 as compared to 34% in the second quarter of fiscal 2012, and 47% for the first six months of through the second quarter of fiscal 2013 as compared to 41% through the second quarter of fiscal 2012.

The decrease in the dollar amount of gross profit was attributable to sales reductions as described above.  The increase in margin rate during the second quarter of fiscal 2013 was the result of our company returning to one shift in the third quarter of 2012 and product mix yielding higher margins in the second quarter of fiscal 2013.  Warehouse labor costs decreased by approximately $232,000 and from 30% of sales to 25% of sales in the second quarter of fiscal 2013 from the comparable period in fiscal 2012.  The increase in margin rate during the first six months of fiscal 2013 was the result of our product mix yielding higher margins on equipment sales, which was partially offset by higher warehouse labor costs as a percentage of sales due to impact in production volume from ERP implementation. Warehouse labor costs decreased by approximately $268,000 from six months ended December 31, 2011 to six months ended December 31, 2012, but increased as a percentage of sales from 20% to 24%, for the respective periods

Selling, general and administrative expenses decreased 12% in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012, while increasing as a percentage of sales to 96% versus 61% in the respective periods. The primary factors that impacted selling, general and administrative expenses were a decrease in compensation expense of approximately $100,000 in the 2013 period, which included a reduction in amortization of stock based compensation of approximately $178,000, which was partially offset by an increase in compensation of approximately $78,000.  The stock based compensation was higher in fiscal 2012 since the Company had just gone public in November 2011 and the Company did the first stock option awards in December 2011.

Selling, general and administrative expenses increased 5% through the first six months of fiscal 2013 as compared to through the second quarter of fiscal 2012, while increasing as a percentage of sales to 90% versus 45% in the respective periods. The primary factors that impacted selling, general and administrative expenses were an increase in compensation expense of approximately $62,000 in the fiscal 2013 period which was attributable to new employees and increased salaries of approximately $160,000, which is partially offset by a reduction in amortization of stock based compensation of approximately $98,000.  The increase in compensation for employees during the 2013 periods was primarily attributable to compensation paid to our chief financial officer who was not employed by us in the fiscal 2012 periods, in addition to other new employees and annual salary increases. We expect operating costs for the Tampa facility in the first year of operations to be approximately $50,000 per month, which includes warehouse labor, and we expect selling, general and administrative costs in New Jersey to remain relatively constant, subject to ordinary increases.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for operating the business.  At December 31, 2012 we had working capital of approximately $287,000 as compared to working capital of approximately $890,000 at June 30, 2012.  The decreased working capital at December 31, 2012 is primarily attributable to a decrease in cash, inventories and accounts receivable, which is partially offset by decreases in accounts payable and increases in restricted cash and prepaid expenses.

Cash decreased 46% at December 31, 2012 from June 30, 2012 as a result of cash used for operations.  Inventory decreased 79% at December 31, 2012 from June 30, 2012.  Unlike many companies in other businesses which time inventory purchases to maintain an adequate amount of inventory for its anticipated sales, our inventory levels will fluctuate primarily based upon the decommissioning schedules for legacy IT by our clients which determine when we take possession of the used IT equipment.  As a result, our inventory levels have historically fluctuated from period to period and we expect that fluctuation to continue in future periods.  Accounts receivable decreased 49% at December 31, 2012 from June 30, 2012 which is attributable to a decrease in sales.  Accounts payable decreased 29% at December 31, 2012 from June 30, 2012 due to the timing of vendor payments and a reduction in cost of sales and inventory purchases from the system implementation.  Restricted cash increased 198% at December 31, 2012 from June 30, 2012 due to a certificate of deposit opened in December 2012 to collateralize the new facility in Tampa, Florida. Prepaid expenses increased 129% at December 31, 2012 from June 30, 2012 primarily as a result of an increase in freight bills associated with the orders received that had not yet been processed.

We are currently in the process of implementing a new software solution to manage our warehouse operations.  This software should help us improve our controls, processes and automation.  Additionally, as described earlier in this report we are opening a new facility in Tampa which we expect to have on line in the third quarter of fiscal 2013.  The impact of the ERP implementation on our operations for the first and second quarters of fiscal 2013 caused a significant reduction in our working capital.  As such, if we are not able to improve our order processing in our warehouse we will need to raise additional capital to sustain our operations and support our expansion into Tampa.

Cash flows

Net cash used from operating activities was approximately $(340,000) for the six months ended December 31, 2012 as compared to net cash provided by operating activities of approximately $46,000 for the six months ended December 31, 2011.

In the six months ended December 31, 2012 cash was used as follows:

●	Net loss was approximately $(856,000), partially offset by an
●	Increase in working capital resulting from non-cash balance sheet changes of approximately $280,000, and
●	Non-cash operating expenses of approximately $236,000.

In the six months ended December 31, 2011 cash was provided as follows:

●	Non-cash operating expenses of approximately $350,000, partially offset by a
●	Net loss of approximately $(213,000), and
●	Decrease in working capital resulting from non-cash balance sheet changes of approximately $(91,000).

Net cash used in investing activities was approximately $(109,000) for the six months ended December 31, 2012 as compared to approximately $(19,000) for the six months ended December 31, 2011 reflects primarily the purchase of additional equipment in both periods in addition to an increase in restricted cash of $60,000 for the six months ended December 31, 2012.

Net cash used in financing activities for the six months ended December 31, 2012 was approximately $(19,000) as compared to approximately $(21,000) for the six months ended December 31, 2011 reflects payments on our notes payable and capital leases.

Off Balance Sheet Arrangements

In December 2012, we entered into a standby letter of credit with our future landlord in Tampa, Florida.  The standby letter of credit is for $60,000 in year one, $40,000 in year two and $20,000 in year three.  The letter of credit is not reflected on our balance sheet and is collateralized by a certificate of deposit.  Refer to restricted cash in the notes to our financial statements. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

Critical Accounting Policies

Revenue Recognition

For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms.  Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable.  If uncertainties exist regarding customer acceptance or collectability, revenue is recognized when those uncertainties have been resolved.  The Company provides a limited as-is warranty on some of its products.  The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience.  At December 31, 2012 and June 30, 2012, a warranty reserve was not considered necessary.

The Company is party to brokered transactions whereby an upstream customer provides product to the Company if the parameters of the transactions can be satisfied.  Based upon the upstream customer parameters and the nature of the risk and control of the transaction by the Company these sales may be recorded on a gross or net basis.

            Asset management fees are recognized once the services have been performed and the results reported to the client.  In those circumstances where the Company disposes of the client’s product, or purchases the product from the client for resale, revenue is recognized as a “product sale” described above and the product is placed into inventory at cost, until it is sold.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the expected collectability of its accounts receivable. The Company performs credit evaluations of significant customers and establishes an allowance for doubtful accounts based on the aging of receivables, payment performance factors, historical trends and other information. In general, the Company reserves 2% of the receivables outstanding 31 to 60 days, 5% of the receivables outstanding 61 to 90 days and 20% of the receivables outstanding more than 90 days. The Company evaluates and revises the reserve on a quarterly basis based on a review of specific accounts outstanding and our history of uncollectible accounts.  As of December 31, 2012 and June 30, 2012, the Company recorded approximately $33,004 and $64,065, respectively of allowance for doubtful accounts.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 15, 2012 we issued Investor Awareness, Inc. 60,000 shares of our common stock valued at $2,400 as partial compensation for services under the terms of an agreement described in Part II., Item 5. of this report.  The recipient was an accredited or otherwise sophisticated investor who had access to business and financial information on our company.  The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

As previously disclosed, between January 2011 and February 2011 we issued and sold $550,000 principal amount 12% convertible promissory notes; the notes are unsecured and pay interest at 12% per annum, in arrears, in shares of our common stock valued at $0.30 per share.  On December 31, 2012 we issued 200,000 shares of our common stock to three noteholders in payment of $60,000 of accrued interest.  The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5. OTHER INFORMATION.

On November 15, 2012 we entered into a consulting agreement with Investor Awareness, Inc. to provide financial public relations services for a period of 12 months starting November 15, 2012.  We agreed to pay the consultant cash compensation of $4,000 per month for the first three months and $5,000 per month thereafter and issue it 60,000 shares of our common stock for each three month period, beginning November 15, 2012.  This agreement can be terminated with a 30 day notice after six months.

In December, 2012 we entered into a lease with an unrelated third party for our new facility in Tampa, Florida which is approximately 30,050 square feet of warehouse space.  Under the terms of this 38 month lease, our annual base rental ranges from $101,000 to $107,000, and we are responsible for our proportional share of common area maintenance costs, taxes and insurance estimated to be approximately $3,500 per month.  The lease expires on February 29, 2016 and we have the right upon notice to renew the lease.  We paid the $60,000 security deposit through a letter of credit.  Providing there have been no defaults under the lease, the security deposit will be reduced by $20,000 on the last day of the first and second years of the lease term.  The foregoing summary of the terms and conditions of this lease agreement is qualified in its entirety by reference to the agreement which is filed as Exhibit 10.15 to this report.

ITEM 6. EXHIBITS.

No.	Description
10.15	Lease Agreement dated December 12, 2012 by and between AnythingIT, Inc. and 41 Industrial Center Limited Partnership *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer*
101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAE	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *

*           filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANYTHINGIT Inc.

Date: February 1, 2013	By:	/s/ David Bernstein
Name: David Bernstein
Title: Chief Executive Officer

/s/ Gail L. Babitt
Name: Gail L. Babitt
Title: Chief Financial Officer