Form 10-Q
period 2013-03-31
AnythingIT, Inc.
filed 2013-04-30
CIK 1129048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 36,510,238 shares of common stock are issued and outstanding as of April 26, 2013.

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

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

ANYTHINGIT, INC.
Balance Sheets

	March 31, 2013	June 30, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$327,383	$1,009,580
Restricted cash	90,496	30,387
Accounts receivable, net of allowance for doubtful accounts	633,819	674,606
Inventories	64,203	141,087
Deferred financing costs	-	27,986
Prepaid expenses and other current assets	75,049	43,617
Total current assets	1,190,950	1,927,263

Property and equipment, net	259,144	189,361
Security deposits	14,451	10,403
Total assets	$1,464,545	$2,127,027

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities
Accounts payable	$446,568	$706,881
Accrued expenses	156,643	148,952
Customer deposits	164,376	19,020
Current portion of capital lease payable	17,393	18,640
Current portion of deferred rent	1,725	-
Deferred revenues	111,383	103,114
Current portion of notes payable	37,225	40,031
Total current liabilities	935,313	1,036,638

Long term debt:
Note payable bank	26,802	28,644
Capital lease payable	44,546	-
Deferred rent	14,728	-
Convertible notes payable net of debt discount of $0 and $48,294, respectively	500,000	451,706
Total long-term debt	586,076	480,350

Total Liabilities	1,521,389	1,516,988

Shareholders' Equity/(Deficit)
Preferred stock - $.01 par value, 5,000,000 shares authorized;
none outstanding	-	-
Common stock - $.01 par value, 200,000,000 shares authorized;
36,510,238 and 36,190,238 shares issued and outstanding, respectively	365,102	361,902
Additional paid-in capital	8,072,424	7,800,900
Accumulated deficit	(8,494,370)	(7,552,763)
Total shareholders' equity/(deficit)	(56,844)	610,039
Total liabilities and shareholders' equity/(deficit)	$1,464,545	$2,127,027

See accompanying notes to unaudited financial statements.

ANYTHINGIT, INC.
Statements of Operations
For the Three Months and Nine Months Ended March 31, 2013 and 2012
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012

Net sales	$1,464,097	$1,207,719	$3,333,001	$4,818,415
Cost of sales	719,311	621,931	1,773,033	2,847,702
Gross profit	744,786	585,788	1,559,968	1,970,713

Operating Expenses
Selling, general and administration	803,153	1,012,280	2,374,296	2,513,941

Operating income (loss)	(58,367)	(426,492)	(814,328)	(543,228)

Other income (expense) :
Interest expense, net of interest income of $268,
$685 ,$1,487 and $5,156, respectively	(25,565)	(50,503)	(125,216)	(146,795)

Income (loss) before income taxes	(83,932)	(476,995)	(939,544)	(690,023)

Provision for income taxes	(2,063)	(3,526)	(2,063)	(3,576)

Net Income (loss)	$(85,995)	$(480,521)	$(941,607)	$(693,599)

Net income (loss) per common share:
Basic:	$(0.00)	$(0.01)	$(0.03)	$(0.02)
Diluted:	$(0.00)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares outstanding basic	36,479,571	36,049,048	36,295,347	35,237,323
Weighted average common shares outstanding diluted	36,479,571	36,049,048	36,295,347	35,237,323

See accompanying notes to unaudited financial statements.

ANYTHINGIT, INC.
Statements of Cash Flows
For the Nine Months Ended March 31, 2013 and 2012
(Unaudited)

	2013	2012

OPERATING ACTIVITIES
Net Income (loss)	$(941,607)	$(693,599)
Adjustments to reconcile net income (loss) from operations to net cash provided by (used in)operating activities
Depreciation	53,854	42,555
Amortization of debt discount	48,294	62,092
Amortization of deferred financing costs	27,986	39,084
Reduction in allowance for doubtful accounts	(33,554)	(11,131)
Amortization of stock based compensation	214,724	522,596
Change in operating assets and liabilities
Accounts receivable	74,341	(141,041)
Inventories	76,884	357,603
Prepaid expenses and other current assets	(31,432)	(98,238)
Accounts payable	(260,313)	(356,419)
Accrued expenses	67,691	(29,141)
Deferred rent	16,453	-
Deferred revenue	8,269	50,946
Customer deposits	145,356	333,237
Net cash (used in) provided by operating activities	(533,054)	78,544

INVESTING ACTIVITIES
Purchases of property and equipment	(123,637)	(15,583)
Increase in restricted cash	(60,109)	-
Decrease in security deposits	(4,048)	-
Net cash used in investing activities	(187,794)	(15,583)

FINANCING ACTIVITIES
Advances on capital lease obligations	62,524	-
Payments on capital leases	(19,225)	(24,038)
Payments on notes payable	(4,648)	(7,215)
Net cash provided by (used in) financing activities	38,651	(31,253)

Net (decrease) increase in cash and cash equivalents	(682,197)	31,708

Cash and cash equivalents at beginning of year	1,009,580	1,270,721

Cash and cash equivalents at end of period	$327,383	1,302,429

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments during the year for :
Interest	$5,382	$4,977
Income taxes	$2,063	$3,576

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Stock issued to pay interest on notes	$60,000	$60,937

See accompanying notes to unaudited financial statements.

AnythingIT, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2013 AND 2012

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

Our focus is on executing and managing secure, compliant end-of-life information technology (“IT”) asset management and disposition services. As part of our services, we provide a comprehensive asset management system or interface with our clients existing asset management systems with the goal of providing clear audit trail of the asset and enabling our clients the ability to assess shipping or disposal status, take inventory and generate settlement reports for every returned asset.

Additionally, we are focused on partnering with veterans either through providing employment opportunities directly or through our continuing support of Work Vessels For Veterans.

The Company maintains its principal office in Fair Lawn, New Jersey and has operating facilities in Fair Lawn New Jersey and Tampa Florida.

NOTE 2. – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation

The unaudited financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. Additionally, we have reclassified freight fees charged to customers into Net Sales for all periods presented. Previously these charges were reflected as a contra in Cost of Sales. These financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2012 on the Company’s Annual Report on Form 10-K. The financial data for the nine month period presented may not necessarily reflect the results to be anticipated for the complete year ending June 30, 2013.

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

Restricted Cash

The Company maintains certain cash accounts that are restricted from general use. At March 31, 2013, the Company has a $60,000 certificate of deposit that collateralizes a letter of credit we have entered into for a new facility in Tampa, Florida. Additionally, in accordance with our R2 certification we need to have a separate account to ensure a proper winding down of any facility, should that ever be necessary. As of March 31, 2013 and June 30, 2012, the balance in that restricted account was $30,496 and $30,387, respectively.

Concentration of Credit Risk

The Company maintains cash in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). As of March 31, 2013 and June 30, 2012, the Company had approximately $0 and $400,000 that exceeds the protected limits under FDIC and the Dodd-Frank Act. The Company had not experienced any losses in such accounts.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the expected collectability of its accounts receivable. The Company performs credit evaluations of significant customers and establishes an allowance for doubtful accounts based on the aging of receivables, payment performance factors, historical trends and other information. In general, the Company reserves 2% of the receivables outstanding 31 to 60 days, 5% of the receivables outstanding 61 to 90 days and 20% of the receivables outstanding more than 90 days. The Company evaluates and revises the reserve on a quarterly basis based on a review of specific accounts outstanding and our history of uncollectible accounts. As of March 31, 2013 and June 30, 2012, the Company recorded $30,511 and $64,065, respectively of allowance for doubtful accounts.

Inventories

Inventories, consisting of used computer equipment, is stated at the lower of cost or market. The Company reviews inventory for excess or obsolete inventory and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. No allowance is necessary at March 31, 2013 and June 30, 2012.

Unprocessed inventory is shipped to the Company’s facilities and is considered to be end-of-life. The Company does not place a valuation on unprocessed inventory until it is received into the processing queue whereby it is tested and inventoried. Only after this process occurs can the Company provide final valuation in the form of purchase orders for equipment acquisitions and issue a Certificate of Indemnification confirming transfer of ownership and liability. This process normally takes between 30 to 60 days from the time of receipt to the Company’s warehouse. Due to the implementation of a new fully automated management system, we experienced certain process slowdowns during the six months ended December 31, 2012 that caused a buildup of orders to be processed in our operation. We resolved our process challenges and have increased throughput to targeted levels. As a result, we currently have 90 days of orders waiting to be processed at our main facility in New Jersey and expect to be back to normal production levels during the fourth quarter of fiscal 2013.

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

Asset Classification	Estimated Useful Life (years)
Computers and software	3
Equipment	3 to 5
Furniture and fixtures	5 to 7

	March 31, 2013	June 30, 2012
Software	$214,168	$185,081
Furniture and fixtures	110,214	89,779
Equipment	92,740	85,365
Capital leased equipment	202,261	139,737
Leasehold improvements	83,467	79,251
Less: Accumulated depreciation	(443,706)	(389,852)
Property and Equipment, net	$259,144	$189,361

Depreciation for the nine month periods ended March 31, 2013 and 2012 was $53,854 and $49,253, respectively.

Revenue Recognition

For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms. Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties exist regarding customer acceptance or collectability, revenue is recognized when those uncertainties have been resolved. The Company provides a limited as-is warranty on some of its products. The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience. At March 31, 2013 and June 30, 2012, a warranty reserve was not considered necessary.

The Company is party to some transactions whereby a customer will sell us equipment for a fixed price which we in-turn broker downstream for a fixed price. Based upon the parameters of the transaction, including the nature of the risk and control by the Company, these sales may be recorded on a gross or net basis.

Service fees are recognized once the services have been performed and the results reported to the client. These services are data destruction, inventory management, auditing and logistics. In those circumstances where the Company disposes of the client’s product, or purchases the product from the client for resale, the product is placed into inventory at cost, until sold.

Shipping and Handling Costs

Shipping costs are included in cost of sales, whereas amounts charged to customers for shipping is included in net sales.

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

Shares potentially issuable were as follows:

	March 31, 2013	March 31, 2012
Stock Options	3,478,339	3,526,672
Warrants	5,110,876	5,110,876
Convertible Notes	1,715,984	1,715,984
	10,305,199	10,353,532

For the three and nine months ended March 31, 2013 and 2012 the Company reported a net loss. The impact of additional shares would be anti-dilutive, and, as such, the basic and diluted shares are the same for those periods.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2013 and 2012, the Company has had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examination.

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

For the three months ending March 31, 2013 and 2012, total stock-based compensation was $51,050 and $263,576, respectively. For the nine months ending March 31, 2013 and 2012, total stock-based compensation was $212,324 and $522,596, respectively. The Company granted stock options to purchase 2,893,338 shares of common stock and issued 333,334 restricted shares of common stock in December 2011. The Company granted stock options to purchase 666,667 shares of common stock in March 2012 and issued 666,667 restricted shares of common stock in January 2012. The Company issued 60,000 restricted shares of common stock in November 2012. The Company issued 60,000 restricted shares of common stock in February 2013.

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

Advertising

Advertising costs are charged to operations when incurred. During the three month periods ended March 31, 2013 and 2012, the Company incurred approximately $0 and $4,000, respectively in advertising expense. During the nine month periods ended March 31, 2013 and 2012, the Company incurred approximately $14,000 and $20,000, respectively in advertising expense.

Reclassifications

Certain prior period balances have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity. In addition to standard balance sheet and income statement reclassifications, the Company had reclassifications to capital leases of equipment leased previously categorized as operating leases, with consistent application in all periods. The Company had determined a few of its sales contracts should be treated as agency sales and as such reported on a net revenue versus gross revenues basis, consistently applied. Additionally, the Company reflected freight fees charged for logistics in net sales, which had previously been treated as a contra cost of sale item, consistently applied. The Company did not deem any of these reclassifications to be material.

New Accounting Standards

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3. - ACCOUNTS RECEIVABLE.

Accounts receivable consisted of the following at March 31, 2013 and June 30, 2012:

	March 31, 2013	June 30, 2012
Accounts Receivable	$664,330	$738,671
Less: Allowance for doubtful accounts	(30,511)	(64,065)
Accounts receivable, net	$633,819	$674,606

NOTE 4. - INVENTORIES.

Inventories consisted of finished goods at March 31, 2013 and June 30, 2012. At March 31, 2013 and June 30, 2012, the balance is $64,203 and $141,087, respectively.

NOTE 5. – CAPITAL LEASE OBLIGATIONS.

The Company has entered into several capital lease obligations to purchase equipment for operations. The Company has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category and related accumulated depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized as of March 31, 2013 and June 30, 2012:

	Useful Life (Years)	March 31, 2013	June 30, 2012
Equipment	3 - 5	$123,047	$60,523
Software	5	79,214	79,214
		202,261	139,737
Less: Accumulated depreciation		(139,087)	(125,058)
Capital Leased Equipment, net		$63,174	$14,679

Future minimum payments required under capital leases at March 31, 2013, are as follows:

March 31, 2013

FY 2013	$5,414
FY 2014	21,656
FY 2015	21,656
FY 2016	17,472
FY 2017	4,062
Thereafter	-

Total future payments	70,260
Less: Amount representing interest	8,321

Present value of future minimum payments	61,939
Less: Current portion	17,393

Long term portion	$44,546

NOTE 6. – RELATED PARTY TRANSACTIONS.

Amounts outstanding under a loan and line of credit from a bank (Note 8) are personally guaranteed by officers of the Company.

NOTE 7. – ACCRUED EXPENSES.

Accrued expenses represent obligations that apply to the reported period and have not been billed by the provider or paid by the Company.

At March 31, 2013 and June 30, 2012, accrued expenses consisted of the following:

	March 31, 2013	June 30, 2012
Accrued interest	$14,795	$29,753
Wages and vacation	43,924	66,914
Commission	8,188	11,945
Professional fees	6,000	40,000
Orders in process	78,128	-
Other	5,608	340
	$156,643	$148,952

NOTE 8. – LONG TERM DEBT.

	March 31, 2013	June 30, 2012

Loan payable to TD Banknorth maturing in October 2018 payable with varying monthly installments including interest at approximately 5.25% per annum, secured by all assets of the Company	$31,067	$33,498

Line payable to American Express payable with varying monthly installments including interest at approximately 9.49% per annum, secured by all assets of the Company	32,959	35,177

12% Convertible Promisory notes $500,000 principal net of debt discount of $0 and $48,294 at March 31, 2013 and June 30, 2012, respectively	500,000	451,706
	564,026	520,381
Less : Current portion	37,225	40,031
	$526,801	$480,350

Loan Payable – TD Banknorth

On July 2, 2001 the Company entered into a loan agreement for the principal amount of $100,000, maturing in October 2018 payable with varying monthly installments including interest at approximately 5.25% per annum, secured by all assets of the Company. At March 31, 2013 and June 30, 2012, the balance is $31,067 and $33,498, respectively.

Line of Credit Payable – American Express

The Company obtained a business capital line from American Express in the amount of $63,200. The line is payable in varying monthly installments including interest at approximately 9.49% per annum. The line is secured by all assets of the Company. At March 31, 2013 and June 30, 2012, the balance is $32,959 and $35,177, respectively.

12% Convertible Promissory Notes

In January 2011 and February 2011 the Company issued and sold $550,000 principal amount 12% convertible promissory notes in a private offering resulting in net proceeds of $495,000 after $55,000 fee paid to placement agent. The notes are unsecured and pay interest at 12% per annum, in arrears, in shares of our common stock valued at $0.30 per share. The notes mature on December 31, 2013, provided, however, that in our sole option we may extend the maturity date until December 31, 2014 if the note is not converted by December 31, 2013. The notes are convertible at any time at the option of the holder into shares of our common stock at a conversion price of $0.30 per share. At any time that the closing price of our common stock on any exchange on which it might be listed or in the over the counter market equals or exceeds $0.60 per share for 20 consecutive trading days, we have the right to convert the notes into shares of our common stock at a conversion price of $0.30 per share. The conversion price of the notes is subject to proportional adjustment in the event of stock splits, dividends, recapitalizations and similar corporate events. Presently, these notes are convertible into an aggregate of 1,666,668 shares of our common stock. At March 31, 2013 and June 30, 2012, the Company had $14,795 and $29,753, respectively in accrued interest on the notes. On December 31, 2011 $60,937 of accrued interest was converted to 203,125 shares of common stock at $0.30. On January 17, 2012, one of the noteholders of the 12% convertible promissory notes converted $50,000 plus accrued interest of $263 into 167,544 shares of common stock. On December 31, 2012, $60,000 of accrued interest was converted to 200,000 shares of common stock at $0.30.

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

In accordance with ASC 470, the Company is amortizing the BCF and relative fair value of the warrants over the two year term of the note. The notes have a prepayment option for the Company, after January 1, 2013, with a 20 day notice to the holders. As such, the Company is amortizing the discount over the two year period. For the three months ended March 31, 2013 and 2012 the Company recognized $6,899 and $20,698, respectively of amortization expense. For the nine months ended March 31, 2013 and 2012 the Company recognized $48,294 and $62,092, respectively of amortization expense. As of March 31, 2013 and June 30, 2012 the discount had a carrying value of $0 and $48,294, respectively.

In accordance with ASC 470, the Company is amortizing the deferred financing costs over the two year term of the note. For the nine months ending March 31, 2013 and 2012, the Company had recognized $27,986 and $39,084 of interest expense, respectively, resulting in a carrying value of $0 and $27,986 at March 31, 2013 and June 30, 2012, respectively.

NOTE 9. – STOCKHOLDERS’ EQUITY.

Our authorized capital stock consists of 200,000,000 shares of common stock, $0.01 par value per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2013 and June 30, 2012, there are 36,510,238 and 36,190,238 shares of common stock issued and outstanding, respectively. There are no shares of preferred stock issued and outstanding.

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

On December 22, 2011, the Company entered into an employment agreement with its Chief Financial Officer. As part of the agreement the Company issued 333,334 shares of the Company’s restricted common stock, granted under the 2010 Equity Compensation Plan. The shares were valued at $120,000, the fair market value at the date of grant for the Company’s common stock as reported on the OTC Bulletin Board. As of March 31, 2013, all 333,334 of the shares vested and the Company recognized $0 in compensation expense related to these shares during the three months ended March 31, 2013 and $60,000 in compensation expense related to these shares during the nine months ended March 31, 2013.

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

On November 15, 2012 the Company entered into a consulting agreement with Investor Awareness, Inc. (“InvA”) to provide financial public relations services for a period of twelve months starting November 15, 2012. The compensation to InvA is $4,000 per month for the first three months and $5,000 per month thereafter plus 60,000 restricted shares of our common stock for each 3 month period, beginning November 15, 2012. We issued 60,000 shares of our common stock on November 15, 2012 valued at $2,400 and issued 60,000 shares of our common stock on February 15, 2013 valued at $660, the fair market value, based on quoted trading price on the date of issuance and is being accounted for in accordance with ASC 505-50. This agreement can be terminated with a 30 day notice after six months.

On December 31, 2012, the Company issued 200,000 shares of our common stock to satisfy accrued interest of $60,000 to the three noteholders of the 12% convertible promissory notes (Note 8). The notes pay interest at 12% per annum, in shares of our common stock at a conversion price of $0.30 per share. No gain or loss is recorded upon conversion.

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

The Company currently has 5,110,876 warrants that can be exercised for shares of our common stock outstanding.

		Range of	Weighted Average
	Warrants	Exercise Price	Exercise Price
Outstanding at June 30, 2012	5,110,876	$.30 to $.75	$0.56
Granted	-
Expired	-
Outstanding at March 31, 2013	5,110,876	$.30 to $.75	$0.56

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

		Range of	Weighted Average
	Options	Exercise Price	Exercise Price
Outstanding at June 30, 2012	3,503,339	$.15 to $.36	$0.28
Granted	-	-	$-
Expired	(25,000)	$0.30	$0.30
Outstanding at March 31, 2013	3,478,339	$.15 to $.36	$0.28

The total intrinsic value of stock options granted for the three months ending March 31, 2013 and 2012 was $0. For the three months ending March 31, 2013 and 2012, total stock-based compensation was $51,050 and $263,576, respectively. The total intrinsic value of stock options granted for the nine months ending March 31, 2013 and 2012 was $0. For the nine months ending March 31, 2013 and 2012, total stock-based compensation was $212,324 and $522,596, respectively. The total intrinsic value of stock options outstanding and exercisable at March 31, 2013 and June 30, 2012 was $0. The stock based compensation represents both options and common stock issuances issued under the plan and common stock issuances to non-employees outside of the plan, as described above.

NOTE 11. SUBSEQUENT EVENTS.

On April 24, 2013 the Company entered into a consulting agreement with First Market, LLC (“FirstM”) to provide strategic consulting services. The compensation to FirstM is $10,000 per month, with the first two months paid in advance. Additionally, the Company shall issue 100,000 restricted shares of our common stock immediately and an additional 25,000 restricted shares of our common stock per month for the next six months. This agreement can be cancelled by either party with a fifteen day notice.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and nine months ended March 31, 2013 and 2012 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2012 as filed with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a provider of green technology solutions, managing the equipment disposition needs of our government and commercial clients by buying, reselling, or recycling, in an environmentally and regulatory compliant manner, computers and other technology hardware. We operate in one segment. We generate revenues from:

●	fees for inventory management, logistics and data destruction services,
●	sales of used equipment to wholesalers providing a second life to IT equipment that may otherwise be discarded,
●	sales of equipment that is in need of repair to companies that specialize in the refurbishment of equipment and
●	sales of obsolete equipment to companies that specialize in removing recyclable or remarketable parts of electronics from equipment that no longer has a usable life.

Our industry is relatively new and has grown rapidly during the past few years. We believe that this growth has been driven by the increasing rate of changes in IT which accelerates the rate at which IT equipment becomes obsolete, the expansion of the remarketing and demanufacturing segments of our industry and a general increased awareness of the “green” aspect of information technology asset disposition, or ITAD.

We expect the growth of our industry, as well as the recent growth of our company, to continue in the future. Our business strategy is based upon leveraging our experience and building on our existing business model by expanding our relationships and resources and includes:

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

In fiscal 2013 we expect to expand into geographical areas where we have an existing customer base to expand our footprint and our business presence. In March 2013 we opened a processing facility in Tampa, Florida. The Tampa facility mirrors the capabilities that we have in New Jersey. Our decision to expand in the Tampa market was based in part upon an informal request from one of our largest customers who has a significant presence in that market. The location of a facility in the Tampa area will permit us to process equipment for customers with operations in the south eastern U.S. Historically, customers do not want to use a recycling company too far from their operations because the logistic costs could be prohibitive. We expect to expand our business in Tampa with customers who have equipment to recycle that they do not send up to our New Jersey facility, which we expect to result in increased sales. We funded the incremental costs for the expansion from a combination of working capital and capital lease obligations. We also expect to seek to acquire additional companies whose operations are complementary to ours, including companies with similar business models located in different geographical areas, and companies that offer different services, such as demanufacturers or refurbishers. Based upon our internal analysis of our industry and our competitors, we believe that there are a number of potential target companies, but there are no assurances our beliefs are correct or that we will ever close any acquisitions.

The biggest challenges we are facing in our organic growth efforts are our ability to manage our growth, our access to sufficient qualified employees, ability to implement systems and processes that are repeatable while supporting efficiencies and sufficient capital to support our efforts, all of which are necessary to support the expansion of our business. We have hired additional management personnel and are using a staffing company to provide qualified personnel to fill our technical and labor needs. This approach allows us to control our overhead expenses. While we are located in an area with a good supply of qualified candidates, the process, however, of evaluating the candidates is time intensive for our management and maintaining a sufficiently qualified workforce will continue to be a challenge for us in the near future. We are in the process of implementing a new, fully automated, management system, which we refer to as ERP, to support our operations. During fiscal 2012 we invested approximately $90,000 on this new system. We are operating on the new platform in our main warehouse and in Tampa and expect the system to be expanded to the remainder of our operations by the end of fiscal 2013. This new system will provide operating and reporting efficiencies to enable us to grow our business while minimizing the need to expand warehouse space and personnel in the existing NJ facilities. That being said, the time expended by the management team in implementing the new system plus the normal downtime associated with a transition to a new system impacted our first quarter and second quarters of fiscal 2013. We began the major phase of our ERP implementation during September and October 2012. This new system will enable us to automate many of our operations and provide a scalable solution in our existing and future facilities. Additionally, the new ERP system was designed to ensure environmental compliance and reporting to comply with federal, local and state E-Waste laws. Although our recent capital raises have provided the funds necessary to support our recent growth, if we are to continue to implement our growth strategy we will need to raise additional capital. We do not have any commitments for additional capital, and there are no assurances we will be successful in raising any needed capital. Our inability to raise capital as necessary could restrict our further growth.

Results of Operations

Our business is driven by either businesses or the government updating older equipment or partnering with our Company to dispose of old or unused equipment. As such, the timing of equipment inflow is not consistent or predictable. Additionally, the market values of recycled equipment are dependent on age of the equipment, availability of comparable equipment in the market and life cycle of the products. Sales in the third quarter of fiscal 2013 increased 21% as compared to the third quarter of fiscal 2012 and sales for the first nine months of fiscal 2013 decreased 31% as compared to sales through the first nine months of fiscal 2012. The decrease in our sales for the first nine months of fiscal 2013 reflects the impact on operations during the first and second quarter from the ERP implementation. These system challenges were resolved at the end of the second quarter of fiscal 2013, which supported our increase in net sales during that period.

During the transition phase we experienced a significant disruption in our operations resulting in an increased number of unprocessed orders sitting in the warehouse, which impacted our product flow, processing and sales. During the third quarter, our operations were performing where targeted and we will continue to tweak the process flow to improve throughput. In addition to the impact we experienced from the ERP implementation, our business and the entire northeast U.S., was also impacted by Hurricane Sandy during the second fiscal quarter of 2013. As a result of the hurricane, our operations were closed for several days, and, even after the business was opened, several of our employees were unable to work due to transportation challenges in the area. Although the ERP implementation and Hurricane Sandy adversely impacted production and results for the period we continued to receive a significant amount of product resulting in an increased number of orders to be processed in excess of 30 days from receipt, although, the implementation progress during the third quarter of fiscal 2013 enabled us to reduce the days of receipts to be processed  While we expect our revenues to increase during the remainder of 2013, the nature of our business makes us susceptible to these type of revenue fluctuations from period to period.

Our gross profit margin depends on various factors, including product mix, pricing strategies, market conditions, and other factors, any of which could result in changes in gross margins from period to period. Our objective for gross profit as a percentage of sales is between 40% and 50%. Gross profit increased 27% in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012 and decreased 21% for the first nine months of fiscal 2013 as compared to the comparable period of fiscal 2012. As a percentage of sales, gross profit was 51% in the third quarter of fiscal 2013 as compared to 49% in the third quarter of fiscal 2012, and 47% for the first nine months of fiscal 2013 as compared to 41% for the comparable period of fiscal 2012.

The increase in the dollar amount of gross profit for the third quarter of fiscal 2013 compared to the comparable period of fiscal 2012 was primarily attributable to sales increases as described above. The increase in margin rate during the third quarter of fiscal 2013 was the result of our company returning to one shift at the beginning of the third quarter of fiscal 2012. Warehouse labor costs decreased by approximately $65,000, from 23% of sales to 14% of sales in the third quarter of fiscal 2012 and the comparable period in fiscal 2013, respectively. The increase in margin rate during the first nine months of fiscal 2013 was the result of our product mix yielding higher margins on equipment sales. Our decision to maintain one shift resulted in a decrease of warehouse labor by approximately $333,000 from nine months ended March 31, 2012 to the nine months ended March 31, 2013 and decreased as a percentage of sales from 20% to 19%, for the respective periods.

Selling, general and administrative expenses decreased 21% in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012, and decreased as a percentage of sales to 55% versus 84% in the respective periods. The primary factors that impacted selling, general and administrative expenses were a decrease in compensation expense of approximately $180,000 in the 2013 period, which included a reduction in amortization of stock based compensation of approximately $213,000, which was partially offset by an increase in other compensation of approximately $33,000. The stock based compensation was higher in fiscal 2012 as a result of the stock award associated with a consulting agreement that was entered into in January 2012 for which there was no comparable expense in the fiscal 2013 period.

Selling, general and administrative expenses decreased 6% through the first nine months of fiscal 2013 as compared to the comparable period of fiscal 2012, while increasing as a percentage of sales to 71% versus 52% in the respective periods. The primary factors that impacted selling, general and administrative expenses were a decrease in amortization of stock based compensation of approximately $310,000, which is partially offset by an increase in compensation expense of approximately $192,000 in the fiscal 2013 period which was attributable to new employees and increased salaries. The increase in compensation for employees during the 2013 periods was primarily attributable to compensation paid to our chief financial officer who was not employed by us until the third quarter of fiscal 2012, in addition to other new employees and annual salary increases. We expect operating costs for the Tampa facility in the first year of operations to be approximately $50,000 per month, which includes warehouse labor and we expect selling, general and administrative costs in New Jersey to remain relatively constant, subject to ordinary increases.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for operating the business. At March 31, 2013 we had working capital of approximately $256,000 as compared to working capital of approximately $890,000 at June 30, 2012. The decreased working capital at March 31, 2013 is primarily attributable to a decrease in cash, inventories and accounts receivable and an increase in customer deposits, which is partially offset by decreases in accounts payable and an increase in restricted cash.

Cash decreased 68% at March 31, 2013 from June 30, 2012 as a result of cash used for operations and investments associated with our expansion in Tampa. Inventory decreased 54% at March 31, 2013 from June 30, 2012. Unlike many companies in other businesses which time inventory purchases to maintain an adequate amount of inventory for its anticipated sales, our inventory levels will fluctuate primarily based upon the decommissioning schedules for legacy IT by our clients which determine when we take possession of the used IT equipment. As a result, our inventory levels have historically fluctuated from period to period and we expect that fluctuation to continue in future periods. Accounts receivable decreased 6% at March 31, 2013 from June 30, 2012 which is attributable to timing of sales. Customer deposits increased 764% at March 31, 2013 from June 30, 2012 which is attributable to prepayments by customers for orders that had not shipped by the end of the third quarter of fiscal 2013 and the processing of invoices for customer equipment purchases net in accounts receivable. By recording the invoices net, instead of recording them separately as accounts receivable and accounts payable, some customers have a net credit balance in accounts receivable that may have had a debit balance in accounts receivable and a credit balance in accounts payable previously. At the end of the quarter, we reclassify the credit balances from accounts receivable into customer deposits. Accounts payable decreased 37% at March 31, 2013 from June 30, 2012 due to the timing of vendor payments and the processing of customer invoices net, as described above. Restricted cash increased 198% at March 31, 2013 from June 30, 2012 due to a certificate of deposit opened in December 2012 to collateralize the new facility in Tampa, Florida.

We are currently finalizing the implemention of a new software solution to manage our warehouse operations. This software should help us improve our controls, processes and automation. Additionally, as described earlier in this report we opened a new facility in Tampa in March 2013. We are still ramping up that facility but expect to grow the operations and staffing in Tampa during the coming quarters. The impact of the ERP implementation on our operations for the first and second quarters of fiscal 2013 caused a significant reduction in our working capital. We were able to resolve our operational challenges from the ERP implementation in the main warehouse and will be implementing the new system in the other New Jersey warehouse in the coming months. As such, if we run into any additional implementation challenges we will need to raise additional capital to sustain our operations and support our expansion into Tampa.

Cash flows

Net cash used from operating activities was approximately $(533,000) for the nine months ended March 31, 2013 as compared to net cash provided by operating activities of approximately $78,000 for the nine months ended March 31, 2012.

In the nine months ended March 31, 2013 cash was used as follows:

●	Net loss was approximately $(942,000), partially offset by an
●	Increase in working capital resulting from non-cash balance sheet changes of approximately $97,000, and
●	Non-cash operating expenses of approximately $312,000.

In the nine months ended March 31, 2012 cash was provided as follows:

●	Non-cash operating expenses of approximately $655,000, and an
●	Increase in working capital resulting from non-cash balance sheet changes of approximately $117,000, partially offset by a
●	Net loss of approximately $(694,000).

Net cash used in investing activities was approximately $(188,000) for the nine months ended March 31, 2013 as compared to approximately $(16,000) for the nine months ended March 31, 2012 reflects primarily the purchase of additional equipment in both periods in addition to an increase in restricted cash of $60,000 for the nine months ended March 31, 2013. The equipment purchases in the 2013 period are primarily for the expansion in Tampa.

Net cash provided from financing activities for the nine months ended March 31, 2013 was approximately $39,000 as compared to net cash used in financing activities of approximately $(31,000) for the nine months ended March 31, 2012. The nine months ended March 31, 2013 includes advances from capital leases associated with the Tampa facility of approximately $63,000. Both periods utilized cash for payments on our notes payable and capital leases.

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

Critical Accounting Policies

Revenue Recognition

For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms. Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties exist regarding customer acceptance or collectability, revenue is recognized when those uncertainties have been resolved. The Company provides a limited as-is warranty on some of its products. The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience. At March 31, 2013 and June 30, 2012, a warranty reserve was not considered necessary.

The Company is party to some transactions whereby a customer will sell us equipment for a fixed price which we in-turn broker downstream for a fixed price. Based upon the parameters of the transaction, including the nature of the risk and control by the Company, these sales may be recorded on a gross or net basis.

Service fees are recognized once the services have been performed and the results reported to the client. These services are data destruction, inventory management, auditing and logistics. In those circumstances where the Company disposes of the client’s product, or purchases the product from the client for resale, the product is placed into inventory at cost, until sold.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the expected collectability of its accounts receivable. The Company performs credit evaluations of significant customers and establishes an allowance for doubtful accounts based on the aging of receivables, payment performance factors, historical trends and other information. In general, the Company reserves 2% of the receivables outstanding 31 to 60 days, 5% of the receivables outstanding 61 to 90 days and 20% of the receivables outstanding more than 90 days. The Company evaluates and revises the reserve on a quarterly basis based on a review of specific accounts outstanding and our history of uncollectible accounts. As of March 31, 2013 and June 30, 2012, the Company recorded approximately $30,511 and $64,065, respectively of allowance for doubtful accounts.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 15, 2013 we issued Investor Awareness, Inc. 60,000 shares of our common stock valued at $660, as partial compensation for services under the terms of an agreement which has previously been reported. The recipient was an accredited or otherwise sophisticated investor who had access to business and financial information on our company. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.   OTHER INFORMATION.

On April 24, 2013 we entered into a consulting agreement with First Market, LLC (“FirstM”) to provide strategic consulting services. We agreed to pay the consultant cash compensation of $10,000 per month, with the first two months paid in advance. Additionally, we agreed to issue 100,000 restricted shares of our common stock immediately and an additional 25,000 restricted shares of our common stock per month for the next six months. This agreement can be cancelled by either party with a fifteen day notice.

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
______________
*          filed herewith
**        In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANYTHINGIT Inc.

April 30, 2013	By:	/s/ David Bernstein
David Bernstein, Chief Executive Officer

	By:	/s/ Gail L. Babitt
Gail L. Babitt, Chief Financial Officer