Form 10-K
period 2013-06-30
AnythingIT, Inc.
filed 2013-09-23
CIK 1129048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  Approximately $536,000 on December 31, 2012.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.   36,670,238 shares of common stock are issued and outstanding as of September 11, 2013.

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

TABLE OF CONTENTS

Page No.
Part I
Item 1.	Business.
Item 1A.	Risk Factors.
Item 1B.	Unresolved Staff Comments.
Item 2.	Properties.
Item 3.	Legal Proceedings.
Item 4.	Mine Safety Disclosures.
Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6.	Selected Financial Data.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Item 8.	Financial Statements and Supplementary Data.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A.	Controls and Procedures.
Item 9B.	Other Information.
Part III
Item 10.	Directors, Executive Officers and Corporate Governance.
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Item 14.	Principal Accounting Fees and Services.
Part IV
Item 15.	Exhibits, Financial Statement Schedules.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

●	our ability to continue as a going concern,
●	our history of losses, declining net sales and uncertainty if we will ever report profitable operations,
●	our need to raise additional working capital and the uncertainties surrounding our ability to raise the capital,
●	fluctuations in inventory value,
●	declining prices of new computer equipment,
●	our ability to effectively compete,
●	our dependence on a few significant customers,
●	our ability to hire and retain sufficient qualified personnel
●	risks of integrating acquisitions into our company,
●	outstanding warrants which are exercisable on a cashless basis,
●	the lack of a liquid market for our common stock,
●	possible anti-takeover effects of our certificate of incorporation and bylaws,
●	the impact of penny stock rules on trading in our common stock,
●	future dilution if outstanding options, warrants and convertible notes are exercised or converted, and
●	our system implementation may not be effective.

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

Unless specifically set forth to the contrary, when used in this report the terms “AnythingIT", ” "we", "us", "our" and similar terms refer to AnythingIT, Inc., a Delaware corporation, “fiscal 2014” refers to the year ended June 30, 2014, “fiscal 2013” refers to the year ended June 30, 2013 and “fiscal 2012” refers to the year ended June 30, 2012.

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

The company maintains its principal office in Fair Lawn, New Jersey and opened a second location in Tampa Florida in fiscal 2013.

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

We are giving special attention to federal, state and local government and public sector healthcare agencies as a source of legacy IT product.  As a result of our GSA schedule award from the General Services Administration, we are approved to service all agencies of the government, including federal, state and local government, healthcare, education and Homeland Security. For the overall management of legacy IT equipment, we have a variety of programs including RecycleToday - immediate environmentally compliant downstream disposition - or RecycleTomorrow™ - advanced budgeting for the disposal of equipment in conjunction with new product purchases that will eventually become obsolete from one of our partners, either original equipment manufacturers (OEMs) or value-added resellers (VARs).

Growth and Acquisition Strategy

We expect that our ability to grow our company will be accelerated by expanding geographically, either organically or through acquisition.  We believe we can grow through synergistic acquisitions of similar high service companies with positions in various geographic and product markets which we believe may be advantageous to us. Our internal research determined that our industry is primarily populated by small, regional companies, many with strong relationships and reputations but without the critical mass, resources or financial market expertise to maximize on their potential or create an exit strategy for their owners. It is our intent to seek to acquire one or more complementary companies in our space.  We believe that there are several potential acquisition targets in the end-of-life IT asset management recycling business which would be synergistic and broaden our overall competiveness.  However, as we do not have any agreements or understandings with any third parties regarding the terms and conditions of any future acquisitions or leases for additional warehouse space in other geographies, there are no assurances we will be successful in implementing this growth strategy. In addition, in all likelihood we will need to raise additional capital to fund this strategy, and as discussed elsewhere herein, our ability to access the capital markets is limited.

The Industry

We believe that the disposal of aging IT assets is becoming increasingly problematic. In 2010 the number of installed PCs worldwide had surpassed 1.4 billion units and was projected to eclipse 2.3 billion units in 2015, according to Gartner, Inc.  Gartner, Inc. analysts estimate the worldwide installed base of personal computers (“PCs”) is growing just over 23% annually for mobile PCs in the home.  According to Kleiner Perkins Caufield Byers the installed base of the PC is expected to remain static through 2015 while the growth in the installed base of tablets will increase from under 100 million in 2011 to over 700 million in 2015 and the installed base of smartphones will increase from over 600 million in 2011 to over 2.2 billion in 2015. Each PC, tablet, smartphone, server, storage system, printer or IT device retired can pose a data security risk and potential environmental hazard.  If not processed properly for disposal, this increasing stream of electronic waste, or E-waste, can have a detrimental impact on the environment. E-waste has been identified by the U.S. Environmental Protection Agency (EPA) as the fastest-growing and potentially most hazardous waste stream in the world. Today, we believe that organizations are looking for solutions to divert this waste from the common waste stream and ensure that the hazardous materials that are resident in electronics do not end up in landfills.

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

During fiscal 2013 two customers represented approximately 22% of our net sales and in fiscal 2012, two customers represented approximately 34% of our net sales.

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

In June 2002, the New Jersey Department of Environmental Protection adopted an amendment to the Universal Waste Rule (UWR) including consumer electronics as a universal waste. Consumer electronics includes the components and sub-assemblies that collectively make up the electronic products and may, when individually broken down, include batteries, mercury switches, capacitors containing polychlorinated biphenyl, or PCBs, cadmium plated parts and lead or cadmium containing plastics.  Under the UWR, a generator of consumer electronics is regulated as a small or large quantity handler. A small quantity handler of universal waste accumulates less than 5,000 kilograms (11,000 pounds) of universal waste at any given time. This includes all types of universal waste being generated at the site. A large quantity handler of universal waste accumulates greater than 5,000 kilograms of universal waste at any given time. Demanufacturers of consumer electronics are regulated in New Jersey as Class D recycling centers and are required to obtain a Class D Recycling Center Approval. Large quantity universal waste handlers may not demanufacture electronics and small quantity universal waste handlers are allowed to demanufacture electronics without obtaining a Class D Recycling Center Approval; however, processing or treating the components, for example by crushing or shredding, is prohibited.  In July 2012 we filed for a Class D permit in New Jersey to enable us to expand our demanufacturing processes, which was approved in November 2012.

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

Our Employees

As of September 10, 2013, we employed 37 full-time employees, one part time employee and approximately 13 contract personnel.  We maintain a satisfactory working relationship with our employees.

In March 2011 we successfully concluded negotiations with the United Electrical, Radio and Machine Workers of America union on a collective bargaining agreement.  The agreement does not apply to any of our employees. The agreement covers employees who were employed by us at the time of the initial union election, and the terms of the agreement do not apply to the balance of our current, or any of our future employees, in accordance with the terms negotiated.

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

Risks Related to Our Business

OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBTS AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

For fiscal 2013 we reported a net loss of approximately $1,321,000 and net cash used in operating activities of approximately $725,000.  At June 30, 2013 we had an accumulated deficit of approximately $8,874,000. The report of our independent registered public accounting firm on our financial statements for the year ended June 30, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the loss for the current year, the accumulated deficit and the net cash used in operating activities.  Our financial statements have been prepared assuming we will continue as a going concern. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we are successful in significantly increasing our sales. There are no assurances that we will be able to raise our sales to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

WE HAVE A HISTORY OF LOSSES, OUR NET SALES DECLINED IN FISCAL 2013 FROM FISCAL 2012, CASH FLOW HAS DRAMATICALLY DECREASED AND THERE ARE NO ASSURANCES WE WILL EVER REPORT PROFITABLE OPERATIONS.

Our net sales for fiscal 2013 declined approximately 30% from fiscal 2012, while our margins and operating expenses remained relatively constant.  For fiscal years 2013 and 2012, we reported net losses of $1,321,411 and $509,847, respectively.  At June 30, 2013, we had an accumulated deficit of approximately $8.9 million.  Cash used in operations in fiscal 2013 was $725,000 as compared to $108,000 in fiscal 2012.  We believe we have the staff, systems and infrastructure in place to scale the business but we need to grow sales to eliminate our losses.  However, we operate in a very competitive environment and there are no assurances we will be able to increase our net sales in future periods. Until such time as we are able to increase our net sales to a level which supports our operating expenses, of which there are no assurances, we will continue to deplete our cash and report losses.

WE MAY NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS.  IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO GROW OUR COMPANY AND SUSTAIN OUR BUSINESS COULD BE IN JEOPARDY.

At June 30, 2013 we had working capital of $10,271, a decline of 99% from June 30, 2012.  In addition, our cash at June 30, 2013 declined 87% from June 30, 2012.  The decline in our working capital is primarily related to the decline in our net sales in fiscal 2013.  Capital is needed for the effective expansion of our business, as well as to provide sufficient working capital to sustain our current operations as we seek to increase our net sales.  In addition, we have $500,000 principal amount 12% convertible promissory notes which are due in December 2014.  Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our sales, manage our business and control our expenses.  In order to fully implement our growth strategy, we will need to raise additional capital. We do not have any firm commitments to provide any additional capital and we anticipate that we will have certain difficulties raising capital given the illiquid nature of an investment in our company, our recent decline in net sales and our history of losses.  Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us, if at all.  We believe that we will need to raise capital to fund our existing operating expenses for the next 12 months, absent a significant increase in our net sales of which there are no assurances.  If we are unable to obtain additional capital or increase sales, we will have to reduce our operating expenses that could impact our ability to successfully compete or execute on our strategy.

SUBSTANTIALLY ALL OF OUR INVENTORY IS ON CONSIGNMENT AND THERE ARE NO ASSURANCES IT WILL BE SOLD FOR THE CARRYING AMOUNT.

At June 30, 2013 we had $267,763 of inventory recorded as an asset on our audited balance sheet.  Of this amount, approximately $236,000, or 88%, represents the carrying value of used equipment on consignment at a customer’s facility.  We have already paid our vendor from whom we purchased this used equipment for approximately 70% the costs of the inventory, and we owe this vendor the remaining amount.  While we retain title to this equipment and reasonably believe our customer will be able to resell the inventory for at least our carrying value, this used equipment has a limited resale market and we are unable to predict when, or at what price, this used equipment will ultimately be resold.  Our ability to recoup our carrying costs of this inventory is dependent upon our customer paying us for this consigned inventory.  If our customer is unable to resell all or substantially all of this consigned inventory, our ability to record a financial benefit from this transaction will be in jeopardy.

WE ARE SUBJECT TO RISKS THAT OUR INVENTORY MAY DECLINE IN VALUE BEFORE WE SELL IT OR THAT WE MAY NOT BE ABLE TO SELL THE INVENTORY AT THE PRICES WE ANTICIPATE.

We purchase and warehouse inventory, most of which is excess, used and off-lease, "as-is" and refurbished mainframes and associated peripherals, midrange computers and personal computer (PC) equipment and related IT products. As a result, we assume inventory risks and price erosion risks for these products.  These risks are especially significant because computer equipment generally is characterized by rapid technological change and obsolescence. These changes affect the market for refurbished or excess inventory equipment. Generally, our inventory holding period ranged from 30 to 90 days during fiscal 2013 and fiscal 2012, except from December 2012 through March 2013 when it reached 150 days due to our management system implementation.  Our success will depend on our ability to purchase inventory at attractive prices relative to its resale value and our ability to turn our inventory rapidly through sales.  If we pay too much or hold inventory too long, we may be forced to sell our inventory at a discount or at a loss or write down its value, and our business could be materially adversely affected. In addition, fluctuations in the inventory holding periods and prices of the inventory impact our gross profit margins.  Our gross profit margin in fiscals 2013 and 2012 were 46%.  There may be fluctuations in our margins, which would impact our results of operations in future periods.

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

Most of our competitors have larger customer or user bases, greater brand name recognition and significantly greater financial, marketing and other resources than we do.  Many of these competitors already have an established brand name and can devote substantially more resources to increasing brand name recognition and product acquisition than we can.  Our competitors may be able to secure products from sources of supply on more favorable terms, fulfill customer orders more efficiently or adopt more aggressive price or inventory availability policies than we can.  We also anticipate that competition will intensify if prices for new computers continue to decrease.  There are no assurances we will ever effectively compete in our industry.

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

ANY POTENTIAL FUTURE ACQUISITIONS MAY SUBJECT US TO SIGNIFICANT RISKS, ANY OF WHICH MAY HARM OUR BUSINESS.

Our long-term strategy includes identifying and acquiring companies in our industry with operations that complement ours.  Acquisitions would involve a number of risks and present financial, managerial and operational challenges, including:

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

CERTAIN OF OUR OUTSTANDING WARRANTS CONTAIN CASHLESS EXERCISE PROVISIONS WHICH MEANS WE WILL NOT RECEIVE ANY CASH PROCEEDS UPON THEIR EXERCISE.

At June 30, 2013 we have common stock warrants outstanding to purchase an aggregate of 794,187 shares of our common stock with exercise prices of $0.45 and $0.75 per share which are exercisable on a cashless basis.  This means that the holders, rather than paying the exercise price in cash, may surrender a number of warrants equal to the exercise price of the warrants being exercised.  It is possible that the warrant holders will utilize the cashless exercise feature which will deprive us of additional capital which might otherwise be obtained if the warrants did not contain a cashless feature.

OUR COMMON STOCK IS CURRENTLY QUOTED ON THE OTC BULLETIN BOARD, BUT TRADING IN THE SECURITIES IS LIMITED.

Currently, our common stock is quoted on the OTC Bulletin Board.  The market for our common stock is extremely limited and there are no assurances an active market for either security will ever develop.

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

WE HAVE OUTSTANDING OPTIONS, WARRANTS AND CONVERTIBLE NOTES TO PURCHASE APPROXIMATELY 34% OF OUR CURRENTLY OUTSTANDING COMMON STOCK.

At September 11, 2013 we had 36,670,238 shares of common stock outstanding together with outstanding options and warrants to purchase an aggregate of 10,635,881 shares of common stock at exercise prices of between $0.03 and $0.75 per share, as well as 12% convertible promissory notes which, including accrued interest, are presently convertible into an aggregate of 1,765,848 shares of our common stock.  In the event of the exercise of the warrants and/or options, or the conversion of the notes, the number of our outstanding common stock will increase by up to approximately 34%, which will have a dilutive effect on our existing stockholders.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.     PROPERTIES.

Our principal executive offices are located in approximately 48,000 square feet of commercial and office space.  We lease approximately 27,000 square feet of these facilities from an unrelated third party for approximately $192,000 per year base rent plus common area maintenance expenses, insurance and real estate taxes under an agreement expiring in March 2018.  In May 2011 we leased an additional approximately 21,000 square feet in adjacent premises from the same unrelated third party for an additional approximately $115,000 per year base rent plus common area maintenance expenses, insurance and real estate taxes under a lease agreement expiring in October 2013.  On November 15, 2011 we entered into the Fifth Amendment to Modified Net Lease Agreement with the unaffiliated third party from whom we lease our principal executive offices. Under the terms of this lease agreement, the rent for a portion of these facilities which comprises approximately 21,000 square feet was increased by $0.35 per square foot per month and the term for that portion of the facilities was extended from April 30, 2012 to October 31, 2012.  On September 13, 2012 we entered into the Sixth Amendment to Modified Net Lease Agreement with the unaffiliated third party from whom we lease our principal executive offices. Under the terms of this lease agreement, the rent for a portion of these facilities which comprises approximately 21,000 square feet remained the same and the term for that portion of the facilities was extended from October 31, 2012 to April 30, 2013.  On December 15, 2012 we entered into the Seventh Amendment to Modified Net Lease Agreement with the unaffiliated third party from whom we lease our principal executive offices. Under the terms of this lease agreement, the rent for a portion of these facilities which comprises approximately 21,000 square feet remained the same and the term for that portion of the facilities was extended from April 30, 2013 to October 31, 2013.  We plan to consolidate the two New Jersey warehouses and not renew this lease.

We lease approximately 30,000 square feet of warehouse space in Tampa, Florida from an unrelated third party for approximately $101,000 per year base rent with annual 3% escalations plus sales tax, common area maintenance expenses, insurance and real estate taxes under an agreement expiring in March 2016.

ITEM 3.    LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	High	Low

2012

Second quarter ended December 31, 2011	$0.450	$0.330
Third quarter ended March 31, 2012	$0.750	$0.072
Fourth quarter ended June 30, 2012	$0.295	$0.072

2013

First quarter ended September 30, 2012	$0.090	$0.022
Second quarter ended December 31, 2012	$0.050	$0.011
Third quarter ended March 31, 2013	$0.051	$0.011
Fourth quarter ended June 30, 2013	$0.094	$0.030

The last sale price of our common stock as reported on the OTC Bulletin Board on September 10, 2013 was $0.045 per share.  As of September 10, 2013, there were approximately 34 record owners of our common stock.

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

Recent Sales of Unregistered Securities

On September l8,2013 our board of directors approved the issuance of an aggregate of 553,875 shares of our common stock valued at $22,155 to our three executive officers as payment of fiscal 2013 bonuses due each of them under the terms of their employment agreements. The shares, which were issued under our 2010 Equity Compensation Plan, were valued at fair market value and issued in lieu of a cash bonus. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for fiscal 2013 and fiscal 2012 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Statement Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

We are a provider of green technology solutions, managing the equipment disposition needs of our government and commercial clients by buying, reselling, or recycling, in an environmentally and regulatory compliant manner, computers and other technology hardware. We operate in one segment. We generate revenues from:

●	fees for logistics, inventory management and data destruction services,
●	sales of used equipment to wholesalers providing a second life to IT equipment that may otherwise be discarded, and
●	sales to companies that specialize in removing recyclable or remarketable parts of electronics from equipment that no longer has a usable life.

Our industry is relatively new and has grown during the past few years. We believe that this growth has been driven by both the increasing rate of changes in IT which accelerates the rate at which IT equipment becomes obsolete, the expansion of the remarketing and demanufacturing segments of our industry and a general increased awareness of the “green” aspect of information technology asset disposition, or ITAD.

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

Our business model is to grow our company both organically and through acquisitions of similar or complementary businesses. To support this expected growth, during fiscal 2011 we leased space which effectively doubled our warehouse space to enable us to store inventory in the local market. In an effort to further accelerate our organic growth, we are investing in our relationships with our existing partners through training sessions and other efforts to increase awareness and educate their organizations of the value of practicing sound asset recovery. During fiscal 2012 we realized our infrastructure, including warehouse configuration, product flow, processes and systems, limited our ability to grow while maintaining our profit margins.  As such, in fiscal 2013 we redesigned the product flow and processes in both of our New Jersey facilities and implemented a new management system in our main warehouse in New Jersey.  We also realized the optimal configuration for a facility, which we utilized in the selection of leased space in Tampa, FL.  The facility in Tampa is designed with more space to move product freely from one point to the other, it has more receiving and shipping doors to keep a good flow without a bottleneck and it went live on our new management system when it opened in March 2013.  In the second quarter of fiscal 2014 we will consolidate our two warehouses in New Jersey to streamline processes, reduce operating costs and realizes efficiencies. We believe the new infrastructure, processes and system enable us to be scalable and have a repeatable solution to grow both organically and through acquisitions.

As the e-waste industry is not a mature industry, federal regulations have not yet been adopted and companies are left to their own accord to adopt best practices.  We have decided that a differentiator in our industry will be companies that comply with standards that reflect policies that closely monitor where e-waste and scrap is sent after leaving a recycling facility. In this vein, in October 2011 we were awarded certifications for the Recycling Industry Operating Standard (RIOS) responsible recycling R2 practices as well as ISO 14001:2004 Environmental Management System for responsible electronics recyclers which are administered by the ISRI Services Corporation and the International Organization for Standardization (ISO). Additionally, in June 2012, we were awarded the ISO 9001 Quality Management Certification as well as the e-Stewards Certification from the Basel Action Network. We believe these industry certifications will assist us in building awareness of the benefits of our services. We have a zero landfill policy and prioritize resale over other potential means of recycling.

In fiscal 2013 we expanded our footprint by opening a facility in Tampa, FL.  We expect to further expand into geographical areas where we have an existing customer base to expand our footprint and our business presence.  In order for us to continue to grow, we will need to raise additional capital to fund an expansion of our operations.  We also expect to seek to acquire additional companies whose operations are complementary to ours, including companies with similar business models located in different geographical areas, and companies that offer different services, such as demanufacturers. Based upon our internal analysis of our industry and our competitors, we believe that there are a number of potential target companies, but there are no assurances our beliefs are correct or that we will ever close any acquisitions.

The biggest challenges we are facing in our organic growth efforts are our ability to sustain growth and increase sales, our access to sufficient qualified employees, extensive competition and sufficient capital to support our efforts, all of which are necessary to support the expansion of our business. We have hired additional management personnel and are using a staffing company to provide qualified personnel to fill our technical and labor needs. This approach allows us to control our overhead expenses. While we are located in an area with a good supply of qualified candidates, the process, however, of evaluating the candidates is time intensive for our management and maintaining a sufficiently qualified workforce will continue to be a challenge for us in the near future. We have implemented a new, fully automated, management system to support our operations.  During fiscal 2012 we invested approximately $90,000 on this new system.  We went live on the new system in September 2012 in our main warehouse in NJ, went live in Tampa in the fourth quarter of fiscal 2013 and went live in the second NJ warehouse in the first quarter of fiscal 2014. This new system provides operating and reporting efficiencies to enable us to grow our business while minimizing the need to expand warehouse space and personnel.

During fiscal 2013, however, our net sales declined by 30% from fiscal 2012, while our gross profit margins and operating expenses remained relatively constant.  This decline in net sales has adversely impacted our working capital, which declined 99% between the respective periods.  While we do not have any commitments for capital expenditures, in order for us to sustain our current operations and grow our business we will need to raise additional working capital.  As a small public company with a limited market for our common stock, we face a number of challenges in accessing the capital markets, and the number of sources to raise working capital are limited.  During fiscal 2013 we explored a number of options to provide additional capital to our company and we are continuing our efforts to raise additional working capital, either in the form of equity, debt or a combination of the two.  However, we do not have any commitments for additional capital, and there are no assurances we will be successful in raising capital upon terms acceptable to us, if at all.   If we are unable to raise additional working capital, absent a significant increase in our net sales, we will be unable to continue to grow our company and may be forced to reduce certain operating expenses in an effort to conserve our working capital.

Going Concern

For fiscal 2013 we reported a net loss of approximately $1,321,000 and net cash used for operating activities of approximately $725,000.  At June 30, 2013 we had an accumulated deficit of approximately $8,874,000. The report of our independent registered public accounting firm on our financial statements for the year ended June 30, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the loss for the current year, the accumulated deficit and the net cash used in operating activities.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our sales and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Our business is driven by either businesses or the government entities updating older equipment or partnering with our company to dispose of old or unused equipment. As such, the timing of equipment inflow is not consistent or predictable.  Sales for fiscal 2013 decreased 30% as compared to fiscal 2012. Our sales decreased in fiscal 2013 as a result of the reduction of equipment volume from a significant customer who was sending equipment to our New Jersey facility and a significant one-off transaction of approximately $675,000 in the fourth quarter of 2012 with no comparable transaction in 2013.  We added one additional sales person in the third quarter of fiscal 2013 and one additional sales person in June 2013.  We believe this will help us grow sales to existing and new customers.

Our gross profit margin depends on various factors, including product mix, pricing strategies, market conditions, personnel levels and other factors, any of which could result in changes in gross margins from period to period. Gross profit decreased 30% in fiscal 2013 as compared to fiscal 2012, which was directly attributable to the reduction in sales. As a percentage of sales, the gross profit margin was 46% in both fiscal 2013 and fiscal 2012. The gross profit margin was relatively unchanged although warehouse labor decreased by approximately $340,000, or 7% of sales, which was the result of the reduction of the second shift that was halted in January 2012, and the change in product flow, processes and management system in fiscal 2013.

Selling, general and administrative expenses increased 2% in fiscal 2013 as compared to fiscal 2012, while increasing as a percentage of sales to 71% versus 51% in the respective periods as a result of the decline in sales in fiscal 2013. The primary factors that impacted selling, general and administrative expenses were an increase in facilities’ costs of approximately $120,000 which was partially offset by a decrease of approximately 2.8% in compensation and benefits expense.  The facilities’ costs increased as a result of increased operating costs in the New Jersey warehouses and the additional space leased in Tampa beginning in January 2013, with the Tampa warehouse opening in March 2013.  Compensation and benefits were approximately $2,240,000 in fiscal 2013, which included approximately $366,000 in amortization of non-cash stock based compensation, compared to approximately $2,305,000 in fiscal 2012, which included approximately $647,000 in amortization of non-cash stock based compensation.  In fiscal 2013 compensation increased approximately $222,000 for additional employees and salary increases.

We will attempt to keep our operating costs at this level in fiscal 2014 while we continue to drive sales.  If we are unable to drive sales above the level in fiscal 2013, or if sales continue to decrease, we will attempt to cut operating costs to sustain our business.

Other expense decreased 28% in fiscal 2013 as compared to fiscal 2012. The decrease is the result of $50,000 of the convertible notes being converted in January 2012 resulting in lower interest for fiscal 2013, and the reduction of amortization of the debt discount for the value of the warrants issued in this note offering, including the warrants issued to the placement agent as a fee since they were amortized through January 2013.

Net loss in fiscal 2013 was approximately $(1,321,000) compared to net loss of approximately $(510,000) in fiscal 2012 resulting from a decrease in sales.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for operating the business. At June 30, 2013 we had working capital of approximately $10,000 as compared to working capital of approximately $890,000 at June 30, 2012. The decreased working capital at June 30, 2013 is primarily attributable to operating losses, which caused a decrease in cash and cash equivalents, accounts receivables and an increase in customer deposits which is partially offset by an increase in inventories and a decrease in accounts payable.

Cash and cash equivalents decreased 87% at June 30, 2013 from June 30, 2012 which is attributable to the decrease in sales. Accounts receivable decreased 15% at June 30, 2013 from June 30, 2012 which is attributable to timing of sales for the month ended June 30, 2013.  Customer deposits increased 733% at June 30, 2013 from June 30, 2012 due to a few customers having large credit balances from the sale of equipment at June 30, 2013.

Our inventories at June 30, 2013 increased 90% from June 30, 2012. Unlike many companies in other businesses which time inventory purchases to maintain an adequate amount of inventory for its anticipated sales, our inventory levels will fluctuate primarily based upon the decommissioning schedules for legacy IT by our clients which determine when we take possession of the used IT equipment. As a result, our inventory levels have historically fluctuated from period to period and we expect that fluctuation to continue in future periods. At June 30, 2013 approximately 88% of our inventory represents consigned inventory at a customer who was refurbishing the units for resale by that customer.  The customer does not presently have any customers for the refurbished inventory and, accordingly, we are unable to predict when this inventory will be sold.  Our ability to recoup our carrying costs of this inventory is dependent upon our customer paying us for this consigned inventory.  Accounts payable decreased 22% at June 30, 2013 as compared to June 30, 2012 which is also the result of timing differences.

Cash flows

Net cash used for operating activities was approximately $725,000 for fiscal 2013 as compared to net cash used for operating activities of approximately $108,000 for fiscal 2012.

In fiscal 2013 cash was used as follows:

●	Net loss was approximately $1,321,000, partially offset by a
●	Decrease in operating net assets of approximately $94,000, and
●	Non-cash operating expenses of approximately $502,000.

In fiscal 2012 cash was used as follows:

●	Net loss was approximately $510,000, and
●	Decrease in operating net assets of approximately $436,000, partially offset by
●	Non-cash operating expenses of approximately $838,000.

Net cash used in investing activities was approximately $189,000 for fiscal 2013 as compared to approximately $111,000 for fiscal 2012 reflects our purchase of additional equipment and deposits into restricted accounts in both periods and an increase in security deposits in fiscal 2013.  We purchased equipment of approximately $125,000 in fiscal 2013 and approximately $81,000 in fiscal 2012.  We deposited funds into restricted accounts of approximately $60,000 in fiscal 2013 and approximately $30,000 in fiscal 2012.  We increased security deposits by approximately $4,000 in fiscal 2013.

Net cash provided by financing activities for fiscal 2013 was approximately $33,000 and reflects advances for new capital leases less payments on our notes payable and capital leases. Net cash used in financing activities for fiscal 2012 was approximately $42,000 and reflects payments on our notes payable and capital leases.

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

Critical Accounting Policies

Revenue Recognition

For product sales, we recognize revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms. Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties exist regarding customer acceptance or collectability, revenue is recognized when those uncertainties have been resolved. We provide a limited as-is warranty on some of our products. We analyze our estimated warranty costs and provide an allowance as necessary, based on experience. At June 30, 2013 and June 30, 2012, a warranty reserve was not considered necessary.

Asset management fees are recognized once the services have been performed and the results reported to the client. In those circumstances where we dispose of the client’s product, or purchases the product from the client for resale, revenue is recognized as a “product sale” described above.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based on the expected collectability of our accounts receivable. We perform credit evaluations of significant customers and establish an allowance for doubtful accounts based on the aging of receivables, payment performance factors, historical trends and other information. In general, we reserve 2% of the receivables outstanding 31 to 60 days, 5% of the receivables outstanding 61 to 90 days and 20% of the receivables outstanding more than 90 days. We evaluate and revise the reserve on a quarterly basis based on a review of specific accounts outstanding and our history of uncollectible accounts.  As of June 30, 2013 and 2012, we recorded $47,449 and $64,065, respectively of allowance for doubtful accounts.

Share-Based Payments

We recognize share-based compensation expense in connection with our share-based awards, net of an estimated forfeiture rate and therefore only recognize compensation cost for those awards expected to vest over the service period of the award. We account for the grants of stock and warrant awards to employees in accordance with ASC Topic 718, Compensation – Stock Compensation.  ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of warrants and stock options and other equity based compensation. We utilize a Black-Scholes option pricing model to estimate the fair value of our stock options. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including estimates of expected life of the award, stock price volatility, forfeiture rates and risk-free interest rates. The assumptions we used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

For the years ending June 30, 2013 and 2012, total stock-based compensation was $366,214 and $646,731, respectively. We granted 2,893,338 stock options and issued 333,334 restricted shares of common stock in December 2011. In March 2012, we granted 666,667 stock options and in January 2012, we granted 666,667 restricted shares of common stock. In November 2012, we granted 60,000 restricted shares of common stock, in February 2013, we granted 60,000 restricted shares of common stock, in April 2013, we granted 100,000 restricted shares of common stock, May 2013, we granted 60,000 restricted shares of common stock and in June 2013, we granted 2,050,000 stock options.  Additionally, stock based compensation for the year ending June 30, 2013 includes $33,000 of accrued bonuses for executive officers expected to be paid in the form of stock in fiscal 2014.

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

On October 23, 2012, we dismissed Sherb & Co., LLP as our independent registered public accounting firm and engaged D’Arelli Pruzansky, P.A. as our independent registered public accounting firm. Sherb & Co., LLP audited our financial statements for the periods ended June 30, 2012 and 2011. The dismissal of Sherb & Co., LLP was approved by our Board of Directors on October 22, 2012. Sherb & Co., LLP did not resign or decline to stand for re-election.

Neither the report of Sherb & Co., LLP dated August 16, 2012 on our balance sheets as of June 30, 2012 and 2011 and the related statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2012 and 2011 nor the report of Sherb & Co., LLP dated September 27, 2011 on our balance sheets as of June 30, 2011 and 2010 and the related statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2011 and 2010 contained an adverse opinion or a disclaimer of opinion, nor were either such report qualified or modified as to uncertainty, audit scope, or accounting principles.

During our two most recent fiscal years and the subsequent interim period preceding our decision to dismiss Sherb & Co., LLP we had no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement if not resolved to the satisfaction of Sherb & Co., LLP would have caused it to make reference to the subject matter of the disagreement in connection with its report.

During our two most recent fiscal years and the subsequent interim period prior to retaining D’Arelli Pruzansky, P.A. (1) neither we nor anyone on our behalf consulted D’Arelli Pruzansky, P.A. regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (b) any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K, and (2) D’Arelli Pruzansky, P.A. did not provide us with a written report or oral advice that they concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.  Based on this assessment, our management has concluded that as of June 30, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information.

None.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive officers and directors

The following table provides information on our executive officers and directors:

Name	Age	Positions

David Bernstein	44	President, Chief Executive Officer, director
Vlad Stelmak	41	Chief Operating Officer, Secretary, director
Gail L. Babitt	49	Chief Financial Officer, director
Richard Hausig	48	Director

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

Gail L. Babitt.  Ms. Babitt has served as our Chief Financial Officer since January 2012 and a member of our Board of Directors since March 2012.  Prior to joining our company, she was a Partner of Advisory Financial Group, an accounting and business consulting firm headquartered in South Florida, in 2011. From 2009 until 2010 she served as the Chief Financial Officer for Inuvo, Inc. (NYSE MKT: INUV), an internet advertising company that leverages data and analytics, where she provided financial and operational leadership to drive organizational change and recapitalize the company. From 2007 to 2008, Ms. Babitt served as Chief Financial Officer of WorldSage, Inc., a global consolidator of post-secondary education institutions. Previously, from 2006 to 2007 she served as Chief Financial Officer for Pamida Stores, a private equity owned national merchandiser operating over 200 stores in 16 states with annualized revenues in excess of $800 million. She was a Partner with Envision Management Group, Inc., a private consulting firm that provides financial consulting services to various industries (active from 2004 to 2006), Chief Financial Officer for Onstream Media Corporation, a NASDAQ-listed digital asset management and streaming media company (from 2000 to 2004), and served as VP of Finance and Corporate Controller for Telecomputing ASA, an Oslo Stock Exchange listed application service provider (from 1999 to 2000). Ms. Babitt began her career with Ernst & Young and Price Waterhouse in the assurance and advisory practice, providing audit services for clients in diversified industries, with most of her clients being publicly-traded companies. From there she became a Manager in the Transaction Services Group of PricewaterhouseCoopers, providing financial due diligence for mergers and acquisitions supporting financial and strategic buyers and sellers. Ms. Babitt received her Bachelor of Science degree in accounting from Nova Southeastern University and her MBA from Boston University. She is a Certified Public Accountant. She is currently on the Board of Directors for The First Tee of Tampa Bay and Medjo, Inc.

Richard Hausig.  Mr. Hausig has been a member of our Board of Directors since August 2008 and was a co-founder of our company. Since January 2010 Mr. Hausig has been Chief Operating Officer of Paisa Services, a Columbian outsource services supplier. From May 2003 until August 2009, Mr. Hausig was Chief Operating Officer of MDM Worldwide Solutions, an EDGAR filing agent.

There are no family relationships between any of the executive officers and directors.  Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Director Qualification

Our Board of Directors is currently comprised of four individuals, three of whom are co-founders of our company.  Each of Messrs. Bernstein and Stelmak, are co-founders and who are also our executive officers, have over 21 years of experience in management of legacy IT and ITAD services.  Mr. Hausig, who is currently an independent director, was also a co-founder of our company and has significant institutional knowledge about our company and our industry.  Ms. Babitt has significant experience as a chief financial officer of public companies as well as significant experience in with growing technology companies that require strategic and operational leadership. Our Board concluded that as a result of these directors individual experience, qualifications, attributes or skills that such person should be serving as a member of our Board of Directors as of the date of this report in light of our business and structure. In addition to their individual skills and backgrounds which are focused on our industry as well as financial and managerial experience, we believe that the collective skills and experience of our Board members are well suited to guide us as we continue to grow our company.  We expect to expand our Board of Directors in the future to include additional independent directors.  In adding additional members to our Board, we will consider each candidate’s independence, skills and expertise based on a variety of factors, including the person’s experience or background in management, finance, regulatory matters and corporate governance.  Further, when identifying nominees to serve as director, we expect that our Board will seek to create a Board that is strong in its collective knowledge and has a diversity of skills and experience with respect to accounting and finance, management and leadership, vision and strategy, business operations, business judgment, industry knowledge and corporate governance.

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. Currently, executive officers of our company who are also members of the Board of Directors do not receive any compensation specifically for their services as directors.  The following table provides information on compensation paid to our non-employee director during fiscal 2013 for his services as a director.

Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)1	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Richard Hausig	0	0	$1,500	0	0	0	$1,500

1
The amounts included in the “Option Awards” column represent the aggregate grant date fair value of the stock options granted to directors during fiscal 2013, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 11 of the Notes to our Financial Statements for the year ended June 30, 2013 appearing elsewhere herein.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our President and Chief Executive Officer, Chief Operating Officer, Chief Financial Officer or Controller and any other persons performing similar functions. This code provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, and full, fair, accurate, timely and understandable disclosure in reports we file with the Securities Exchange Commission. A copy of the Code of Business Conduct and Ethics may be found on our website at www.anythingit.com.  Copies of this Code are also available without charge upon written request to our Corporate Secretary.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal 2013 except Mr. Hausig who failed to timely file a Form 4 reporting one transaction of option grants.  This delinquent report has subsequently been filed.

ITEM 11.    EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in fiscal 2013 and fiscal 2012 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at June 30, 2013. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 11 of the Notes to our Financial Statements appearing later in this report.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Bernstein, Chief Executive Officer (1)	2013	220,000	11,000	0	86,100	0	0	40,586	357,686
	2012	180,000	40,000	0	100,650	0	0	47,402	368,052

Vlad Stelmak, Chief Operating Officer (2)	2013	220,000	11,000	0	86,100	0	0	37,892	354,992
	2012	180,000	40,000	0	100,650	0	0	47,672	368,322

Gail L. Babitt (3)	2013	195,019	11,000	60,000	67,910	0	0	24,413	358,342
	2012	81,667	13,333	60,000	73,457	0	0	9,094	237,551
———————
(1)           All other compensation in fiscal 2013 and fiscal 2012 represents the automobile allowance and health and dental insurance premiums paid for Mr. Bernstein, which he is entitled to under the terms of his employment agreement.  Additionally, in fiscal 2013 it includes out of pocket health insurance cost reimbursed and the use of company tickets for personal use of $520.  The $11,000 bonus for 2013 has not been paid and is expected to be paid in fiscal 2014 through the issuance of common stock of the Company.

(2)           All other compensation in fiscal 2013 and fiscal 2012 represents the automobile allowance and health and dental insurance premiums paid for Mr. Stelmak, which he is entitled to under the terms of his employment agreement.  The $11,000 bonus for 2013 has not been paid and is expected to be paid in fiscal 2014 through the issuance of common stock of the Company.

(3)           Ms. Babitt joined the company in January 2012.  All other compensation in fiscal 2013 and fiscal 2012 represents the automobile allowance and health and dental insurance premiums paid for Ms. Babitt, which she is entitled to under the terms of her employment agreement.  Additionally, in fiscal 2013 it includes the use of company tickets for personal use of $130.  The $11,000 bonus for 2013 has not been paid and is expected to be paid in fiscal 2014 through the issuance of common stock of the Company.

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

In February 2013, due to cash constraints of the company, Ms. Babitt reduced her time commitment, scope of services and compensation from $4,230.77 to $3,000 per week, in addition to eliminating her automobile allowance.  This adjustment was originally from February 11, 2013 to May 10, 2013.  The adjustment was extended from May 11, 2013 to August 8, 2013 and from August 9, 2013 to November 10, 2013.

On June 12, 2013, the employment agreements of Messrs. Bernstein and Stelmak were amended to extend the term from July 1, 2013 to July 1, 2015, with all other terms of the agreements remaining unchanged.  Additionally, each of Messrs. Bernstein and Stelmak were granted options to purchase 1,000,000 shares of our common stock at $0.033 per share.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of June 30, 2013:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

David Bernstein	1,000,000			$0.033	6/12/18
	366,667	0		$0.30	12/20/16
	283,334	0		$0.30	12/20/17
	0	283,333		$0.30	12/20/18

Vlad Stelmak	1,000,000			$0.033	6/12/18
	366,667	0		$0.30	12/20/16
	283,334	0		$0.30	12/20/17
	0	283,333		$0.30	12/20/18

Gail L. Babitt	183,334	0		$0.36	12/22/16
	183,333	0		$0.36	12/22/17
	0	183,333		$0.36	12/22/18
	166,667	0		$0.15	3/1/17
	0	166,667		$0.15	3/1/18
	0	166,667		$0.15	3/1/19
	0	166,666		$0.15	3/1/20

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At September 11, 2013, we had 36,670,238 shares of our common stock issued and outstanding.  The following table sets forth information regarding the beneficial ownership of our common stock as of September 11, 2013 by:

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
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
David Bernstein 1	10,400,002	27.1%
Vlad Stelmak 2	9,650,002	25.1%
Gail L. Babitt 3	2,366,668	6.4%
Richard Hausig 4	55,556	≤1%
All officers and directors as a group (four persons) 1,2,3 and 4	22,472,228	55.4%
John Esposito	2,944,234	8.0%

1           The number of shares beneficially owned by Mr. Bernstein includes options to purchase 650,001 shares of our common stock with an exercise price of $0.30 per share and 1,000,000 shares of our common stock with an exercise price of $0.033 per share, but excludes options to purchase 283,333 shares of our common stock with an exercise price of $0.30 per share which have not yet vested.

2           The number of shares beneficially owned by Mr. Stelmak includes options to purchase 650,001 shares of our common stock with an exercise price of $0.30 per share and 1,000,000 shares of our common stock with an exercise price of $0.033 per share, but excludes options to purchase 283,333 shares of our common stock with an exercise price of $0.30 per share which have not yet vested.

3           The number of shares beneficially owned by Ms. Babitt includes options to purchase 366,667 shares of our common stock with an exercise price of $0.36 per share and 166,667 shares of our common stock with an exercise price of $0.15 per share, but excludes options to purchase 183,333 shares of our common stock with an exercise price of $0.36 per share and options to purchase 500,000 shares of our common stock with an exercise price of $0.15 per share which have not yet vested.

4           The number of shares beneficially owned by Mr. Hausig includes options to purchase 5,556 shares of our common stock with an exercise price of $0.30 per share and 50,000 shares of our common stock with an exercise price of $0.03 per share but excludes options to purchase 2,778 shares of our common stock with an exercise price of $0.30 per share which have not yet vested.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of June 30, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Plan category

Plans approved by our stockholders:
2010 Equity Compensation Plan	12,000,000	$0.19	6,141,661
Plans not approved by stockholders	0	$0	0

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by D’Arelli Pruzansky, P.A. for fiscal 2013 and  Sherb & Co., LLP for fiscal 2012.

	Fiscal 2013	Fiscal 2012

Audit Fees	$55,000	$57,000
Audit-Related Fees	0	0
Tax Fees	2,500	2,500
All Other Fees	0	7,500
Total	$57,500	$67,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to fiscal 2013 were pre-approved by the entire Board of Directors.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)        Financial statements.

●           Reports of Independent Registered Public Accounting Firms
●           Balance sheets at June 30, 2013 and 2012
●           Statements of operations for the years ended June 30, 2013 and 2012
●           Statements of cash flows for the years ended June 30, 2013 and 2012
●           Statement of changes in stockholders’ equity at June 30 2013
●           Notes to financial statements

(b)           Exhibits.

No.	Description
2.1	Certificate of Ownership and Merger of Access Direct, Inc. and AnythingIT Inc. (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended)
3.1	Certificate of Incorporation of AnythingIT Inc. (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended
3.2	Certificate of Correction of AnythingIT Inc. (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended
3.3	Certificate of Amendment to the Certificate of Incorporation of AnythingIT Inc. (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as
3.4	Bylaws of AnythingIT Inc. (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended
3.5	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed on June 11, 2012
4.1	Form of Series A and Series B Warrant (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended
4.2	Form of Series C Warrant (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended
4.3	Form of Series D and Series E Warrant (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended
4.4	Form of 12% convertible promissory note (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended
4.5	Form of Placement Agent Warrant for 2010 unit offering (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended
4.6	Form of Placement Agent Warrant for 2011 note offering (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended)
4.7	Form of Placement Agent Warrant for 2011 unit offering (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended)
10.1	Executive Employment Agreement with David Bernstein (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended)
10.2	Executive Employment Agreement with Vlad Stelmak (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended)
10.3	Form of Shareholders Agreement dated July 31, 2001 (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended)
10.4	Stock Purchase Agreement dated February 1, 2010 between Richard Hausig and AnythingIT Inc. (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended)
10.5	2010 Equity Compensation Plan (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended)
10.6	Lease for principal executive offices(Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended)
10.7	Lease for principal executive office expiring April 2012 (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended)
10.8	Fifth Amendment to Modified Net Lease Agreement dated November 15, 2011 (Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2011).
10.9	Form of Letter Agreement dated December 16, 2011 with Gail L. Babitt (Incorporated by reference to the Current Repot on Form 8-K as filed on December 29, 2011).
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
10.14
Amendment to Executive Employment Agreement dated July 24, 2012 by and between AnythingIT, Inc. and Gail L. Babitt (Incorporated by reference to the Current Report on Form 8-K as filed on July 27, 2012)

10.15
Lease Agreement dated December 12, 2012 by and between AnythingIT, Inc. and 41 Industrial Center Limited Partnership (Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended December 31, 2012)

10.16
Amendment to Executive Employment Agreement dated June 12, 2013 by and between AnythingIT, Inc. and David Bernstein (Incorporated by reference to the Current Report on Form 8-K as filed on June 12, 2013)

10.17	Amendment to Executive Employment Agreement dated June 12, 2013 by and between AnythingIT, Inc. and Vlad Stelmak (Incorporated by reference to the Current Report on Form 8-K as filed on June 12, 2013)
10.18	Sixth Amendment to Modified Net Lease Agreement by and between AnythingIT and 92 Route 46 Realty, LLC *
10.19	Seventh Amendment to Modified Net Lease Agreement by and between 92 Route 46 Realty, LLC and AnythingIT, Inc.*
14.1	Code of Business Conduct and Ethics (Incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-174109, as amended)
16.1	Letter dated October 23, 2012 from Sherb & Co., LLP (Incorporated by reference to the Current Report on Form 8-K as filed on October 23, 2012)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*           filed herewith.
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

AnythingIT, Inc.

September 23, 2013	By:	/s/ David Bernstein
David Bernstein
Chief Executive Officer

September 23, 2013	By:	/s/ Gail L. Babitt
Gail L. Babitt
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
/s/ David Bernstein David Bernstein	Chief Executive Officer, President, director, principal executive officer	September 23, 2013
/s/ Vlad Stelmak Vlad Stelmak	Chief Operating Officer, Secretary, director	September 23, 2013
/s/ Gail L. Babitt Gail L. Babitt	Chief Financial Officer, director, principal financial and accounting officer	September 23, 2013
/s/ Richard Hausig Richard Hausig	Director	September 23, 2013

AnythingIT, Inc.
Index to Financial Statements

Page
No.

Reports of Independent Registered Public Accounting Firms	F-2 - F-3

Balance Sheets at June 30, 2013 and 2012	F-4

Statements of Operations For the Years Ended June 30, 2013 and 2012	F-5

Statements of Cash Flows For the Years Ended June 30, 2013 and 2012	F-6

Statements of Changes of Stockholders’ Equity/(Deficit) For the Years June 30, 2013 and 2012	F-7

Notes to Financial Statements -	F-8 - F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
AnythingIT, Inc.

We have audited the accompanying balance sheet of AnythingIT, Inc. as of June 30, 2013 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AnythingIT, Inc. as of June 30 2013 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses of $1,321,411 for the year ended June 30, 2013, and the Company had an accumulated deficit of $8,874,174 at June 30, 2013 and net cash used in operating activities of $724,791 for the year ended June 30, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arelli Pruzansky, P.A.
Certified Public Accountants

Boca Raton, Florida
September 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
AnythingIT, Inc.

We have audited the accompanying balance sheet of AnythingIT, Inc. as of June 30, 2012 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the statements referred to above present fairly, in all material respects, the financial position of AnythingIT, Inc. as of June 30, 2012, and the results of their operations and their cash flows for the year ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
August 16, 2012

AnythingIT, Inc.
Balance Sheets
As of June 30, 2013 and 2012

	June 30,	June 30,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$128,723	$1,009,580
Restricted cash	90,534	30,387
Accounts receivable, net of allowance for doubtful accounts	575,423	674,606
Inventories	267,763	141,087
Deferred financing costs	-	27,986
Prepaid expenses and other current assets	43,209	43,617
Total current assets	1,105,652	1,927,263

Property and equipment, net	237,879	189,361
Security deposits	14,451	10,403
Total assets	$1,357,982	$2,127,027

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities
Accounts payable	$550,512	$706,881
Accrued expenses	219,385	148,952
Customer deposits	158,349	19,020
Current portion of capital lease payable	17,911	18,640
Current portion of deferred rent	2,480	-
Deferred revenues	111,708	103,114
Current portion of notes payable	35,036	40,031
Total current liabilities	1,095,381	1,036,638

Long term debt:
Note payable bank	27,242	28,644
Capital lease payable	39,975	-
Deferred rent	13,542	-
Convertible notes payable net of debt discount of $0 and $48,294, respectively	500,000	451,706
Total long-term debt	580,759	480,350

Total Liabilities	1,676,140	1,516,988

Stockholders' Equity/(Deficit)
Preferred stock - $.01 par value, 5,000,000 shares authorized;
none outstanding	-	-
Common stock - $.01 par value, 200,000,000 shares authorized;
36,670,238 and 36,190,238 shares issued and outstanding, respectively	366,702	361,902
Additional paid-in capital	8,189,314	7,800,900
Accumulated deficit	(8,874,174)	(7,552,763)
Total stockholders' equity/(deficit)	(318,158)	610,039
Total liabilities and stockholders' equity/(deficit)	$1,357,982	$2,127,027

See accompanying notes to financial statements.

ANYTHINGIT, INC.
 Statements of Operations
For the Years Ended June 30, 2013 and 2012

	2013	2012

Net sales	$4,738,514	$6,719,274
Cost of sales	2,560,184	3,615,020
Gross profit	2,178,330	3,104,254

Operating Expenses
Selling, general and administration	3,355,146	3,413,942

Operating loss	(1,176,816)	(309,688)

Other expense :
Interest expense, net of interest income of $1,752 and $6,098, respectively
	(142,502)	(196,583)

Loss before income taxes	(1,319,318)	(506,271)

Provision for income taxes	(2,093)	(3,576)

Net Loss	$(1,321,411)	$(509,847)

Net loss per common share:
Basic:	$(0.04)	$(0.01)
Diluted:	$(0.04)	$(0.01)

Weighted average common shares outstanding basic	36,614,194	35,474,250
Weighted average common shares outstanding diluted	36,614,194	35,474,250

See accompanying notes to financial statements.

ANYTHINGIT, INC.
 Statements of Cash Flows
For the Years Ended June 30, 2013 and 2012

	2013	2012

OPERATING ACTIVITIES
Net Loss	$(1,321,411)	$(509,847)
Adjustments to reconcile net loss from operations to net cash used in operating activities
Depreciation	76,202	56,934
Amortization of debt discount	48,294	82,789
Amortization of deferred financing costs	27,986	52,112
Reduction in allowance for doubtful accounts	(16,616)	(1,010)
Amortization of stock based compensation	366,214	646,731
Change in operating assets and liabilities
Accounts receivable	115,799	(301,565)
Inventories	(126,676)	228,402
Prepaid expenses and other current assets	408	(7,860)
Accounts payable	(156,369)	(424,462)
Accrued expenses	97,433	13,507
Deferred rent	16,022	-
Deferred revenue	8,594	53,299
Customer deposits	139,329	2,844
Net cash used in operating activities	(724,791)	(108,126)

INVESTING ACTIVITIES
Purchases of property and equipment	(124,720)	(80,706)
Increase in restricted cash	(60,147)	(30,387)
Decrease in security deposits	(4,048)	-
Net cash used in investing activities	(188,915)	(111,093)

FINANCING ACTIVITIES
Advances on capital lease obligations	62,504	-
Payments on capital leases	(23,258)	(32,541)
Payments on notes payable	(6,397)	(9,381)
Net cash provided by (used in) financing activities	32,849	(41,922)

Net decrease in cash and cash equivalents	(880,857)	(261,141)

Cash and cash equivalents at beginning of year	1,009,580	1,270,721

Cash and cash equivalents at end of year	$128,723	1,009,580

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments during the year for :
Interest	$7,974	$7,024
Income taxes	$2,093	$3,576

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Conversion of notes to common stock	$-	$50,000
Stock issued to pay interest on notes	$60,000	$61,200

See accompanying notes to financial statements.

 AnythingIT, Inc.
 Statements of Changes in Stockholders' Equity/(Deficit) For the Years Ended June 30, 2013 and 2012

					Additional		Treasury	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stock	Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(at cost)	(Deficit)

Balance at June 30, 2011	-	$-	34,819,545	$348,195	$7,056,676	$(7,042,916)	$-	$361,955
Conversion of convertible notes	-	-	167,544	1,675	48,588	-	-	50,263
Issuance of common stock for interest	-	-	203,125	2,031	58,906	-	-	60,937
Issuance of common stock for compensation	-	-	1,000,001	10,000	310,000	-	-	320,000
Additional shares from reverse stock split	-	-	23	-	-	-	-	-
Grant of stock options	-	-	-	-	326,731	-	-	326,731
Net Loss	-	-	-	-	-	(509,847)	-	(509,847)
	-	-	-	-	-	-	-	-
Balance at June 30, 2012	-	$-	36,190,238	$361,902	$7,800,900	$(7,552,763)	$-	$610,039

Issuance of common stock for interest	-	-	200,000	2,000	58,000	-	-	60,000
Issuance of common stock for consulting			280,000	2,800	6,860			9,660
Vesting of stock options and shares					323,554			323,554
Net Loss						(1,321,411)		(1,321,411)

Balance at June 30, 2013	-	$-	36,670,238	$366,702	$8,189,314	$(8,874,174)	$-	$(318,158)

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

The Company maintains its principal office in Fair Lawn, New Jersey and opened a second location in Tampa Florida in Fiscal 2013.

NOTE 2. – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

All share and per share information contained in this report gives retroactive effect to a 1 for 3 (1:3) reverse stock split of our outstanding common stock effective June 12, 2012.

For fiscal 2013 the Company reported a net loss of approximately $1,321,000 and net cash used for operating activities of approximately $725,000.  At June 30, 2013 the Company had an accumulated deficit of approximately $8,874,000. The report of the Company’s independent registered public accounting firm on our financial statements for the year ended June 30, 2013 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern based upon the loss for the current year, the accumulated deficit and the net cash used in operating activities.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances the Company will be successful in its efforts to increase sales and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in the Company.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses in the reporting period.  We regularly evaluate estimates and assumptions related to allowances for doubtful accounts, inventory valuation, useful lives of property and equipment, deferred income tax asset valuation allowances, stock compensation, and valuation of stock options and warrants.  We base our estimates and assumptions on current facts, historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The credit risk associated with cash equivalents is considered low due to the credit quality of the issuers of the financial instruments.

Restricted Cash

The Company maintains certain cash accounts that are restricted from general use.  At June 30, 2013, the Company had a $60,000 certificate of deposit that collateralizes a letter of credit we have entered into for a new facility in Tampa, Florida.  Additionally, in accordance with our R2 certification we need to have a separate account to ensure a proper winding down of any facility, should that ever be necessary.  As of June 30, 2013 and June 30, 2012, the balance in that restricted account was $30,534 and $30,387, respectively.

Concentration of Credit Risk

The Company maintains cash in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”), including non-interest bearing transaction account deposits protected in full by the Dodd-Frank Wall Street and Consumer Protection Act (the “Dodd-Frank Act”). As of June 30, 2013 and June 30, 2012, the Company had approximately $0 and $400,000 that exceeds the protected limits under FDIC and the Dodd-Frank Act. The Company had not experienced any losses in such accounts.

Significant Customers

During the year ended June 30, 2013 sales to two customers represented $1,050,637 (22%) of the Company’s net sales. During the year ended June 30, 2012 sales to two customers represented $2,209,931 (33%) of the Company’s net sales.  As of June 30, 2013 and 2012, the Company had three customers representing approximately 54% of gross accounts receivable and two customers representing approximately 37% of gross accounts receivable, respectively.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the expected collectability of its accounts receivable. The Company performs credit evaluations of significant customers and establishes an allowance for doubtful accounts based on the aging of receivables, payment performance factors, historical trends and other information. In general, the Company reserves 2% of the receivables outstanding 31 to 60 days, 5% of the receivables outstanding 61 to 90 days and 20% of the receivables outstanding more than 90 days. The Company evaluates and revises the reserve on a quarterly basis based on a review of specific accounts outstanding and our history of uncollectible accounts.  As of June 30, 2013 and 2012, the Company recorded $47,449 and $64,065, respectively of allowance for doubtful accounts.

Inventories

Inventories, consisting of used computer equipment, is stated at the lower of cost or market. Cost is determined by the amount the Company pays for each specific unit in inventory. The Company reviews inventory for excess or obsolete inventory and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. No allowance is necessary at June 30, 2013 and 2012.

Unprocessed inventory is shipped to the Company’s facilities and is considered to be end-of-life. The Company does not place a valuation on unprocessed inventory until it is received into the processing queue whereby it is tested and inventoried. Only after this process occurs can the Company provide final valuation in the form of purchase orders for equipment acquisitions and issue a Certificate of Indemnification confirming transfer of ownership and liability. This process usually takes between 30 to 60 days from the time of receipt at the Company’s warehouse.    Due to the implementation of a new fully automated management system, we experienced certain process slowdowns during the six months ended December 31, 2012 that caused a buildup of orders to be processed in our operation.  We resolved our process challenges and have increased throughput to targeted levels.  As a result, we currently have a little over 60 days of orders waiting to be processed at our main facility in New Jersey as of June 30, 2013 and are back to normal production levels.

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

Asset Classification	Estimated Useful Life (years)
Computers and software	3
Equipment	5
Furniture and fixtures	5 to 7

	June 30, 2013	June 30, 2012
Software	$214,168	$185,081
Furniture and fixtures	111,297	89,779
Equipment	92,740	85,365
Capital leased equipment	202,261	139,737
Leasehold improvements	83,467	79,251
Less: Accumulated depreciation	(466,054)	(389,852)
Property and Equipment, net	$237,879	$189,361

Depreciation for the years ended June 30, 2013 and 2012 was $76,202 and $56,934, respectively.

Revenue Recognition

The Company is an equipment recycler.  The Company generates sales from services that are provided on recycled equipment or for the sale of used equipment.  The customers who are providing the equipment are referred to as upstream customers.  The Company charges services fees for data wiping, auditing, inventory management and logistics.  If the equipment being provided by the upstream customer still has a value, the Company will credit the customer for the equipment purchased, which is an offset to the service fees.  If the equipment is worth more than the service fees, the result is a credit memo that is booked to accounts receivable, with the net credit memos reclassified to customer deposits at each quarter end.  The Company sells the equipment to a downstream customer, primarily a wholesaler.  If the equipment is not valuable in its current form, the Company will sell the equipment either to a refurbisher or a demanufacturer, depending on where the Company can realize the greatest value for the equipment.

For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms.  Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable.  If uncertainties exist regarding customer acceptance or collectability, revenue is recognized when those uncertainties have been resolved.  The Company provides a limited as-is warranty on some of its products.  The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience.  At June 30, 2013 and June 30, 2012, a warranty reserve was not considered necessary.

The Company is party to brokered transactions whereby an upstream customer provides product to the Company if the parameters of the transactions can be satisfied.  Based upon the upstream customer parameters and the nature of the risk and control of the transaction by the Company these sales may be recorded on a gross or net basis.

Service fees are recognized once the lot of equipment has been received, audited, inventoried, data wiped and the equipment has been valued and the results reported to the upstream customer.  In those circumstances where the Company disposes of the upstream customer’s product, or purchases the product from the upstream customer for resale, revenue is recognized as a “product sale” described above.

Shipping and Handling Costs

Shipping costs paid to carriers for logistics that we arrange are included in cost of sales, whereas the corresponding amounts that we charge to customers for shipping that we arrange is included in net sales.

Cost of Sales

Cost of sales includes cost of equipment, testing, freight, warehouse salaries, and technicians.

Earnings Per Share

The Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 260, Earnings Per Share. Basic earnings (loss) per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding

Shares potentially issuable were as follows:

	June 30, 2013	June 30, 2012

Stock Options	5,525,005	3,503,339
Warrants	5,110,876	5,110,876
Convertible Notes	1,765,848	1,765,848
	12,401,729	10,380,063

For the years ended June 30, 2013 and 2012 the Company had a net loss.  The impact of additional shares would be anti-dilutive, and, as such, the basic and diluted shares are the same for those periods.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination.   For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of June 30, 2013 and 2012, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  The Company's 2012, 2011 and 2010 tax years may still be subject to federal and state tax examination.

Share-Based Payments

The Company recognizes share-based compensation expense in connection with our share-based awards, net of an estimated forfeiture rate and therefore only recognizes compensation cost for those awards expected to vest over the service period of the award. The Company accounts for the grant of stock and option awards to employees in accordance with ASC Topic 718, Compensation – Stock Compensation.  ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of warrants and stock options and other equity based compensation. The Company utilizes a Black-Scholes option pricing model to estimate the fair value of our stock options. Calculating share-based compensation expense requires the input of highly subjective judgment and assumptions, including estimates of expected life of the award, stock price volatility, forfeiture rates and risk-free interest rates. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, our share-based compensation expense could be materially different in the future.

The Company accounts for non-employee share-based awards in accordance with ASC Topic505-50, Equity Based Payments to Non-Employees.  The Company estimates the fair value of stock options by using the Black-Scholes option pricing model.

For the years ending June 30, 2013 and 2012, total stock-based compensation was $366,214 and $646,731, respectively. The Company granted 2,893,338 stock options and issued 333,334 restricted shares of common stock in December 2011. In March 2012, the Company granted 666,667 stock options and in January 2012, the Company granted 666,667 restricted shares of common stock.  In November 2012, we granted 60,000 restricted shares of common stock, in February 2013, we granted 60,000 restricted shares of common stock, in April 2013, we granted 100,000 restricted shares of common stock, May 2013, we granted 60,000 restricted shares of common stock and in June 2013, we granted 2,050,000 stock options.  Additionally, stock based compensation for the year ending June 30, 2013 includes $33,000 of accrued bonuses for executive officers expected to be paid in the form of stock in fiscal 2014.

Financial Instruments

The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing US GAAP that require the use of fair value measurements which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

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

In addition, FASB ASC 825-10-25 Fair Value Option was effective January 1, 2008.  ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and –permits entities to choose to measure many financial instruments and certain other items at fair value.

Advertising

Advertising costs are charged to operations when incurred.  During the years ended June 30, 2013 and 2012, the Company incurred $12,223 and $10,801, respectively in advertising expense.

Reclassifications

Certain prior period balances and amounts have been reclassified to conform to the current year’s presentation.  While these reclassifications resulted in a change in our net sales for fiscal 2012, these reclassifications had no impact on previously reported results of operations or stockholders’ equity. In addition to standard balance sheet and income statement reclassifications, the Company had reclassifications to freight fees charged for logistics in net sales, which had previously been treated as a contra cost of sale item, consistently applied. The Company did not deem any of these reclassifications to be material.

New Accounting Standards

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment.  This update amends ASC 350, Intangibles—Goodwill and Other to allow entities an option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test.  Under that option, an entity no longer would be required to calculate the fair value of the intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which will be fiscal 2014 for the Company.  Early adoption is permitted.  This update does not have a material impact on the Company’s financial statements.

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This update amends ASC 210, “Balance Sheet,” specifically the disclosure requirements created by ASU 2011-11, Disclosures About Offsetting Assets and Liabilities, issued by the FASB in December 2011.  This update clarifies the scope of these disclosure requirements to be applicable only to derivatives and securities borrowing and lending transactions that are offset in accordance with GAAP or are subject to an enforceable master netting arrangement or similar agreement.  The disclosure requirements continue to be effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013, which will be fiscal 2014 for the Company.  Based on the scope clarification of this update, the Company does not believe it has any financial instruments requiring these disclosures but will continue to evaluate this assessment.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This update amends ASC 220, Comprehensive Income, to require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net earnings if the amount is being reclassified in its entirety to net earnings.  For other amounts that are not being reclassified in their entirety to net earnings, an entity is required to cross-reference other disclosures that provide additional detail about those amounts.  The amendments in this update are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012, which is fiscal 2014 for the Company.  This update does not have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  This update amends ASC 740, Income Taxes, to require that in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction.  The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which is fiscal 2015 for the Company. Early adoption is permitted.  The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted.  The Company is currently evaluating the impact this update will have on its financial statements.

Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 3. - ACCOUNTS RECEIVABLE.

Accounts receivable consisted of the following at June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Accounts Receivable	$622,872	$738,671
Less: Allowance for doubtful accounts	(47,449)	(64,065)
Accounts receivable, net	$575,423	$674,606

NOTE 4. - INVENTORIES.

Inventories consisted of finished goods at June 30, 2013 and 2012. At June 30, 2013 and 2012, the balance is $267,763 and $141,087, respectively.  From time to time we consign inventory to customers who refurbish and sell the used equipment.  At June 30, 2013, we had approximately $236,000 of used equipment on consignment at a customers’ facility.

NOTE 5. – CAPITAL LEASE OBLIGATIONS.

The Company has entered into several capital lease obligations to purchase equipment for operations. The Company has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate property and equipment category and related depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized as of June 30, 2013 and 2012:

	Useful Life (Years)	June 30, 2013	June 30, 2012
Equipment	3 - 5	$123,047	$60,523
Software	5	79,214	79,214
		202,261	139,737
Less: Accumulated depreciation		(145,166)	(125,058)
Capital Leased Equipment, net		$57,095	$14,679

Future minimum payments required under capital leases at June 30, 2013, are as follows:

June 30, 2013

FY 2014	$21,822
FY 2015	21,656
FY 2016	17,472
FY 2017	4,062
Thereafter	-

Total future payments	65,012
Less: Amount representing interest	7,126

Present value of future minimum payments	57,886
Less: Current portion	17,911

Long term portion	$39,975

NOTE 6. – RELATED PARTY TRANSACTIONS.

Amounts outstanding under a loan and credit line from a bank (Note 8) are personally guaranteed by officers of the Company.

NOTE 7. – ACCRUED EXPENSES.

Accrued expenses represent obligations that apply to the reported period and have not been billed by the provider or paid by the Company.

At June 30, 2013 and 2012, accrued expenses consisted of the following:

	June 30, 2013	June 30, 2012
Accrued interest	$29,753	$29,753
Wages and vacation	82,118	66,914
Commissions and bonuses	49,328	11,945
Professional fees	37,500	40,000
Other	20,686	340
	$219,385	$148,952

NOTE 8. – LONG TERM DEBT.

Loan Payable – TD Banknorth

On July 2, 2001 the Company entered into a loan agreement for the principal amount of $100,000, maturing in October 2028 payable with varying monthly installments including interest at approximately 5.25% per annum, secured by all assets of the Company.  At June 30, 2013 and 2012, the balance is $30,297 and $33,498, respectively.

Line of Credit Payable – American Express

The Company obtained a Business Capital line from American Express in the amount of $63,200. The line is payable in varying monthly installments including interest at approximately 9.49% per annum. The line is secured by all assets of the Company. At June 30, 2013 and 2012, the balance is $31,981 and $35,177, respectively.

12% Convertible Promissory Notes

In January and February 2011 the Company issued and sold $550,000 principal amount 12% convertible promissory notes in a private offering resulting in net proceeds of $495,000.  The notes are unsecured and pay interest at 12% per annum, in arrears, in shares of our common stock valued at $0.30 per share. The notes mature on December 31, 2013, provided, however, that in our sole option we may extend the maturity date until December 31, 2014 if the note is not converted by December 31, 2013.  The notes are convertible at any time at the option of the holder into shares of our common stock at a conversion price of $0.30 per share.  At any time that the closing price of our common stock on any exchange on which it might be listed or in the over the counter market equals or exceeds $0.60 per share for 20 consecutive trading days, we have the right to convert the notes into shares of our common stock at a conversion price of $0.30 per share. The conversion price of the note is subject to proportional adjustment in the event of stock splits, dividends, recapitalizations and similar corporate events.  As such, the conversion prices reflect the adjustment for our 1 for 3 reverse stock split that was effective June 12, 2012.  Presently, these notes are convertible into an aggregate of 1,666,668 shares of our common stock.  At June 30, 2013 and 2012, the Company had $29,753 in accrued interest on the notes. On December 31, 2011 $60,937 of accrued interest was converted to 203,125 shares of common stock at $0.30. On January 17, 2012, one of the noteholders of the 12% convertible promissory notes converted $50,000 plus accrued interest of $263 into 167,544 shares of common stock. On December 31, 2012 $60,000 of accrued interest was converted to 200,000 shares of common stock at $0.30.

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

In accordance with ASC 470, the Company is amortizing the BCF and relative fair value of the warrants over the two year term of the note.  The notes have a prepayment option for the Company, after January 1, 2013, with a 20 day notice to the holders.  As such, we are amortizing the BCF over the two year period. For the years ended June 30, 2013 and 2012 the Company recognized $48,294 and $82,789, respectively of amortization expense. As of June 30, 2013 and 2012 the BCF had a carrying value of $0 and $48,294, respectively.

	June 30, 2013	June 30, 2012

Loan payable to TD Banknorth maturing in October 2028 payable with varying monthly installments including interest at approximately 5.25% per annum, secured by all assets of the Company	$30,297	$33,498

Line payable to American Express payable with varying monthly installments including interest at approximately 9.49% per annum, secured by all assets of the Company	31,981	35,177

12% Convertible Promisory notes $500,000 principal net of debt discount of $0 and $48,294 at June 30, 2013 and 2012, respectively	500,000	451,706
	562,278	520,381
Less : Current portion	35,036	40,031
	$527,242	$480,350

NOTE 9. – INCOME TAXES.

The Company’s income tax expense at June 30, 2013 and 2012 was $0 as follows:

	June 30, 2013	June 30, 2012

Income tax benefit consists of:
Current	$-	$-
Deferred	-	-
Provision (benefit) for income taxes	$-	$-

Reconciliation of the Federal statutory income tax rate to the Company's effective tax rate is as follows:

	June 30, 2013	June 30, 2012

Taxes computed at federal rate (35%)	$(462,000)	$(173,000)
State taxes, net of federal income tax benefit	(66,000)	(21,000)
Noncash Compensation	130,000	101,000
Other differences	(21,000)	44,000
Increase (decrease) in deferred tax asset valuation allowance	419,000	49,000
Provision (benefit) for income taxes	$-	$-

	June 30, 2013	June 30, 2012
Deferred tax assets:
Net operating loss carryforward	$852,000	$205,000
Stock options	-	124,000
Bad debt	19,000	37,000
Less: Valuation allowance	(871,000)	(366,000)
Net deferred taxes	$-	$-

The Company has increased its deferred tax asset and valuation allowance accounts by approximately $505,000 at June 30, 2013. This increase includes adjustments to prior year deferred tax assets and the valuation allowance of $210,000 relating to net operating loss carryforwards and ($124,000) relating to stock options not expected to reverse.  The remaining $419,000 relates to current year items. This change has no effect on the Company’s net tax provision. The Company files its returns on a calendar basis, and as of December 31, 2012, the Company has an unused net operating loss carry forward of approximately $2,100,000 available to offset future taxable income through 2032.  As of June 30, 2013, The Company’s net operating loss carryforward was $2,130,000. Management has determined that a full valuation allowance is appropriate since it is more “likely than not” that the deferred tax assets will be realized. Pursuant to IRS Section 382 the Company’s net operating losses may be limited in the event of certain changes in ownership.

The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established.

NOTE 10. – STOCKHOLDERS’ EQUITY.

Our authorized capital stock consists of 200,000,000 shares of common stock, $0.01 par value per share, and 5,000,000 shares of preferred stock, par value $0.01 per share.  As of June 30, 2013 and 2012, there are 36,670,238 and 36,190,238 shares of common stock issued and outstanding. There are no shares of preferred stock issued and outstanding.

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

On December 22, 2011, the Company entered into an employment agreement with its Chief Financial Officer. As part of the agreement the Company issued 333,334 shares of the Company’s restricted common stock (“Compensation Shares”), granted under the 2010 Equity Compensation Plan.  The Compensation Shares were valued at $120,000, the fair market value at the date of grant for the Company’s common stock as reported on the OTC Bulletin Board.  As of June 30, 2013 and June 30, 2012, 166,667 of the Compensation Shares vested and the Company recognized $60,000 in compensation expense related to these shares during each of the periods.

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

On November 15, 2012 the Company entered into a consulting agreement with Investor Awareness, Inc. (“InvA”) to provide financial public relations services for a period of twelve months starting November 15, 2012. The compensation to InvA is $4,000 per month for the first three months and $5,000 per month thereafter plus 60,000 restricted shares of our common stock for each 3 month period, beginning November 15, 2012.  We issued 60,000 shares of our common stock on November 15, 2012 valued at $2,400, issued 60,000 shares of our common stock on February 15, 2013 valued at $660 and issued 60,000 shares of our common stock on May 15, 2013 valued at $3,600, the fair market value, based on quoted trading price on the date of issuance and is being accounted for in accordance with ASC 505-50.  This agreement can be terminated with a 30 day notice after six months.

On December 31, 2012, the Company issued 200,000 shares of our common stock to satisfy accrued interest of $60,000 to the three noteholders of the 12% convertible promissory notes (Note 7).

On April 24, 2013 the Company entered into a consulting agreement with First Market, LLC (“FirstM”) to provide strategic consulting services. The compensation to FirstM is $10,000 per month, with the first two months paid in advance. Additionally, the Company issued 100,000 restricted shares of our common stock immediately and an additional 25,000 restricted shares of our common stock per month for the next six months.  We issued 100,000 shares of our common stock on April 24, 2013 valued at $3,000, the fair market value, based on quoted trading price on the date of issuance and is being accounted for in accordance with ASC 505-50.  This agreement can be cancelled by either party with a fifteen day notice.

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

The Company currently has 5,110,876 warrants that can be exercised for shares of our common stock outstanding.

		Range of	Weighted Average
	Warrants	Exercise Price	Exercise Price
Outstanding at June 30, 2012	5,110,876	$.30 to $.75	$0.56
Granted	-
Expired	-
Outstanding at June 30, 2013	5,110,876	$.30 to $.75	$0.56

In accordance with ASC 470, the Company is amortizing the deferred financing costs associated with the above mentioned warrants over the two year term of the note. As of June 30, 2013 and 2012, the Company had recognized $27,986 and $52,112 of interest expense, respectively, resulting in a carrying value of $0 and $27,986 at June 30, 2013 and 2012, respectively.

NOTE 11. STOCK OPTIONS AND WARRANTS.

Stock Option Plans

2010 Equity Compensation Plan

On June 28, 2010, our Board of Directors authorized our 2010 Equity Compensation Plan covering 12,000,000 shares of common stock (the “Plan”).  The Plan was approved by our stockholders on June 28, 2010.  The purpose of the Plan is to enable us to offer to our employees, officers, directors and consultants whose past, present and/or potential contributions to our company have been or will be important to our success, an opportunity to acquire a proprietary interest in our company.  The Plan is administered by our Board of Directors. Plan options may either be (i) incentive stock options (ISOs), (ii) non-qualified options (NSOs), (iii) awards of our common stock or (iv) rights to make direct purchases of our common stock which may be subject to certain restrictions.  Any option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant.  The Plan further provides that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000.  The term of each Plan option and the manner in which it may be exercised is determined by the Board of Directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant.  In the event of any stock split of our outstanding common stock, the Board of Directors in its discretion may elect to maintain the stated amount of shares reserved under the Plan without giving effect to such stock split.  On June 12, 2012, the Company affected a 1 for 3 reverse stock split.  The Board of Directors did not adjust the shares eligible under the Plan.  Subject to the limitation on the aggregate number of shares issuable under the Plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted.

On December 20, 2011, the Company issued 1,941,670 non-qualified five year options, and 401,668 five year incentive stock options under the Plan. The options were issued at $0.30 the fair market value at the date of grant. The Company used the Black-Scholes option pricing model to value the stock options. Included in the assumptions of this calculation, the Company used a risk-free rate of 0.88%  (based on the US Treasury note yield), five year maturity, volatility of 84.0% (based on the daily historical performance of a comparable Company’s stock), and a strike price of $0.30.

On December 22, 2011, the Company hired its Chief Financial Officer. As part of the agreement the Company granted to her under the Plan incentive stock options to purchase an aggregate of 550,000 shares of the Company’s common stock at an exercise price of $0.36 , vesting as follows: options to purchase 183,334 shares vested on December 22, 2011, options to purchase an additional 183,333 shares vest on December 22, 2012; and options to purchase the remaining 183,333 shares vest on December 22, 2013. The Company used the Black-Scholes option pricing model to value the stock options. Included in the assumptions of this calculation, the Company used a risk-free rate of 0.91%, (based on the US Treasury note yield), five year maturity, volatility of 84.0% (based on the daily historical performance of a comparable Company’s stock), and a strike price of $0.36.

On March 7, 2012, the Company entered into an employment agreement with its Chief Financial Officer. As part of the agreement the Company granted to her under the Plan incentive stock options to purchase an aggregate of 666,667 shares of the Company’s common stock at an exercise price of $0.15 , vesting as follows: options to purchase 166,667 shares vested on March 7, 2013, options to purchase an additional 166,667 shares vest on March 7, 2014; options to purchase an additional 166,667 shares vest on March 7, 2015; and options to purchase the remaining 166,666 shares vest on March 7, 2016.

On June 12, 2013, the Company issued 50,000 non-qualified five year options, and 2,000,000 five year incentive stock options under the Plan. The non-qualified options were issued at $0.03 the fair market value at the date of grant and the incentive stock options were issued at $0.033, which is 110% of the fair market value at the date of grant. The Company used the Black-Scholes option pricing model to value the stock options. Included in the assumptions of this calculation, the Company used a risk-free rate of 1.11%  (based on the US Treasury note yield), five year maturity, volatility of 339.1%, and a strike price of $0.03 and $0.033, respectively.

		Weighted Average
	Options	Exercise Price	Fair Value
Outstanding at June 30, 2012	3,483,339	$0.28	$0.19
Granted	2,050,000	0.03	0.03
Forfeited	8,334	0.30	0.20
Outstanding at June 30, 2013	5,525,005	$0.19	$0.13

Outstanding and exerciseable at June 30, 2013	4,166,677	$0.17

The Company used the Black-Scholes option pricing model to value the stock options. Included in the assumptions of this calculation were the following:

	For the Year Ended June 30,
	2013	2012
Expected volatility	339.1%	84.0%
Risk-free interest rate	1.11%	0.85 - .91%
Expected life in years	5.0	5.0
Assumed dividend yield	0%	0%

The following information applies to options outstanding at June 30, 2013:

		Weighted
	Number of	Average
	Shares	Ramaining
Exercise	Underlying	Contractual	Number
Price	Options	Life (years)	Exercisable
$0.030	50,000	5.00	50,000
$0.033	2,000,000	5.00	2,000,000
$0.150	666,667	5.25	166,667
$0.300	2,258,338	4.64	1,583,343
$0.360	550,000	4.50	366,667

As of June 30, 2013, there were 12,000,000 shares of our common stock authorized to be issued under the Plan, of which 6,141,661 shares of our common stock remain available for future grants.

The total intrinsic value of stock options granted for the years ending June 30, 2013 and 2012 was $0.  The total intrinsic value of stock options outstanding and exercisable as of June 30, 2013 and 2012 was $0.  For the years ending June 30, 2013 and 2012, total stock-based compensation was $366,214 and $646,731, respectively, of which $263,554 and $326,731, respectively, represented the fair value of vested stock options. The value of stock based compensation expense not yet recognized pertaining to unvested options and stock grants was approximately $154,000 and $358,000 at June 30, 2013 and 2012, respectively, which will be recognized primarily over the next 0.5 and 1.5 years in the future, respectively.  Additionally, stock based compensation for the year ending June 30, 2013 includes $33,000 of accrued bonuses for executive officers expected to be paid in the form of stock in fiscal 2014.

NOTE 12. – LEASE COMMITMENTS.

Lease

Our principal executive offices are located in approximately 48,000 square feet of commercial and office space.  We lease approximately 27,000 square feet of these facilities from an unrelated third party for approximately $192,000 per year base rent plus common area maintenance expenses, insurance and real estate taxes, under an agreement expiring in March 2018.  In May 2011 we leased an additional approximately 21,000 square feet in adjacent premises from the same unrelated third party for an additional approximately $115,000 per year base rent plus common area maintenance expenses, insurance and real estate taxes, under a lease agreement expiring in October 2013.

We lease approximately 30,000 square feet of warehouse space in Tampa, Florida from an unrelated third party for approximately $101,000 per year base rent with annual 3% escalations plus sales tax, common area maintenance expenses, insurance and real estate taxes under an agreement expiring in March 2016.

The Company has leases for racks, machinery and equipment utilized in its operations in Tampa. The Company entered into three leases in 2013.  All three of these leases have a bargain purchase option of $1.00 at the end of the lease term, and, as such, are treated as capital leases.  The leases are paid off in 2016 and 2017. The monthly lease payments range from approximately $290 to approximately $1,000.  Additionally, in 2010, the Company entered into an operating lease for a copier with monthly lease payments of approximately $350.  The copier is leased through July 2014.

In May, 2012, the Company entered into a car lease.  The lease is a 36 month lease, with monthly payments of $180.

Rent expense for the years ended June 30, 2013 and 2012 were approximately $349,000 and $282,000, respectively.

Future lease payments under the aforementioned lease are as follows:

2014	$359,752
2015	321,517
2016	281,477
2017	196,869
Thereafter	144,605
$1,304,220

NOTE 13. – DEFINED CONTRIBUTION 401 (k) PLAN.

The Company implemented a 401(k) plan in September, 2007.  Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after one year of employment with the Company.  The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements.  Effective September, 2007, the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 6% of the employee’s contribution (the “Contribution”).  The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first.  The Company made contributions of approximately $15,000 and approximately $14,000 for the years ended June 30, 2013 and 2012.

NOTE 14. – SUBSEQUENT EVENTS.

On September 16, 2013 we notified the holders of our 12% convertible promissory notes that the Company was extending the maturity date of the notes from December 31, 2013 to December 31, 2014 pursuant to the terms of the notes

On August 23, 2013 we received an invoice of approximately $46,000 from our lessor in New Jersey for additional common area maintenance and tax charges relating to calendar years 2011 and 2012 with the predominant increase relating to real estate taxes. We are still reviewing the details and intend to dispute these charges from both the city of Fair Lawn and from the lessor. At this time the amount owed is neither probable nor estimable.

On September 18, 2013 our board of directors approved the issuance of an aggregate of 553,875 shares of our common stock valued at $22,155 to our three executive officers as payment of fiscal 2013 bonuses due each of them under the terms of their employment agreements. The shares, which were issued under our 2010 Equity Compensation Plan, were valued at fair market value and issued in lieu of a cash bonus. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.