Form 10-Q
period 2013-09-30
AnythingIT, Inc.
filed 2013-10-31
CIK 1129048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  37,224,113 shares of common stock are issued and outstanding as of October 30, 2013.

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

Unless specifically set forth to the contrary, when used in this report the terms “AnythingIT", the “Company,” "we", "us", "our" and similar terms refer to AnythingIT, Inc., a Delaware corporation, “fiscal 2014” refers to the year ending June 30, 2014 and “fiscal 2013” refers to the year ended June 30, 2013.

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements.
ANYTHINGIT, INC.
Balance Sheets

	September 30, 2013	June 30, 2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$84,235	$128,723
Restricted cash	90,573	90,534
Accounts receivable, net of allowance for doubtful accounts	124,489	575,423
Inventories	509,920	267,763
Prepaid expenses and other current assets	55,656	43,209
Total current assets	864,873	1,105,652

Property and equipment, net	216,356	237,879
Security deposits	14,451	14,451
Total assets	$1,095,680	$1,357,982

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$761,280	$550,512
Accrued expenses	130,993	219,385
Customer deposits	378,311	158,349
Current portion of capital lease payable	18,273	17,911
Current portion of deferred rent	3,235	2,480
Deferred revenues	114,223	111,708
Current portion of notes payable	34,028	35,036
Total current liabilities	1,440,343	1,095,381

Long term debt:
Note payable bank	26,568	27,242
Capital lease payable	35,310	39,975
Deferred rent	12,356	13,542
Convertible notes payable	500,000	500,000
Total long-term debt	574,234	580,759

Total Liabilities	2,014,577	1,676,140

Shareholders' Equity/(Deficit)
Preferred stock - $.01 par value, 5,000,000 shares authorized;
none issued and outstanding	-	-
Common stock - $.01 par value, 200,000,000 shares authorized;
37,224,113 and 36,670,238 shares issued and outstanding, respectively	372,241	366,702
Additional paid-in capital	8,256,320	8,189,314
Accumulated deficit	(9,547,458)	(8,874,174)
Total shareholders' deficit	(918,897)	(318,158)
Total liabilities and shareholders' deficit	$1,095,680	$1,357,982

See accompanying notes to unaudited financial statements.

ANYTHINGIT, INC.
Statements of Operations
For the Three Months Ended September 30, 2013 and 2012
(Unaudited)

	2013	2012

Net sales	$786,154	$1,008,527
Cost of sales	665,181	614,639
Gross profit	120,973	393,888

Operating Expenses
Selling, general and administration	776,733	794,203

Operating loss	(655,760)	(400,315)

Other expense :
Interest expense, net of interest income of $112 and $693, respectively
	(17,524)	(50,193)

Loss before income taxes	(673,284)	(450,508)

Provision for income taxes	-	-

Net Loss	$(673,284)	$(450,508)

Net loss per common share:
Basic:	$(0.02)	$(0.01)
Diluted:	$(0.02)	$(0.01)

Weighted average common shares outstanding basic	36,742,483	36,190,238
Weighted average common shares outstanding diluted	36,742,483	36,190,238

See accompanying notes to unaudited  financial statements.

ANYTHINGIT, INC.
Statements of Cash Flows
For the Three Months Ended September 30, 2013 and 2012
(Unaudited)

	2013	2012
OPERATING ACTIVITIES
Net Loss	$(673,284)	$(450,508)
Adjustments to reconcile net loss from operations to
net cash used in operating activities
Depreciation	21,523	14,930
Amortization of debt discount	-	20,698
Amortization of deferred financing costs	-	13,027
Reduction in allowance for doubtful accounts	(5,685)	(6,453)
Amortization of stock based compensation	72,545	80,802
Change in operating assets and liabilities
Accounts receivable	456,619	180,051
Inventories	(242,157)	113,987
Prepaid expenses and other current assets	(12,447)	1,540
Accounts payable	210,768	(143,153)
Accrued expenses	(88,392)	(43,537)
Deferred rent	(431)	-
Deferred revenue	2,515	4,567
Customer deposits	219,962	57,714
Net cash used in operating activities	(38,464)	(156,335)
INVESTING ACTIVITIES

Purchases of property and equipment	-	(19,772)
Increase in restricted cash	(39)	-
Net cash used in investing activities	(39)	(19,772)

FINANCING ACTIVITIES
Payments on capital leases	(4,303)	(8,760)
Payments on notes payable	(1,682)	(2,209)
Net cash used in financing activities	(5,985)	(10,969)

Net decrease in cash and cash equivalents	(44,488)	(187,076)

Cash and cash equivalents at beginning of year	128,723	1,039,967

Cash and cash equivalents at end of period	$84,235	852,891

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments during the year for :
Interest	$2,512	$2,038
Income taxes	$-	$-

See accompanying notes to unaudited financial statements.

AnythingIT, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2013 on the Company’s Annual Report on Form 10-K. The financial data for the three month period presented may not necessarily reflect the results to be anticipated for the complete year ending June 30, 2014.

For fiscal 2013 the Company reported a net loss of approximately $1,321,000 and net cash used for operating activities of approximately $725,000.  For the first quarter of fiscal 2014 the Company reported a net loss of approximately $673,000 and net cash used for operating activities of approximately $38,000.  At September 30, 2013 the Company had an accumulated deficit of approximately $9,547,000. The report of the Company’s independent registered public accounting firm on our financial statements for the year ended June 30, 2013 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern based upon the loss for the current year, the accumulated deficit and the net cash used in operating activities.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances the Company will be successful in its efforts to increase sales and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in the Company.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

AnythingIT, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

Restricted Cash

The Company maintains certain cash accounts that are restricted from general use. At September 30, 2013 and June 30, 2013, the Company has a $60,000 certificate of deposit that collateralizes a letter of credit we have entered into for a new facility in Tampa, Florida.  Additionally, in accordance with our R2 certification we need to have a separate account to ensure a proper winding down of any facility, should that ever be necessary.  As of September 30, 2013 and June 30, 2013, the balance in that restricted account was $30,573 and $30,534, respectively.

Concentration of Credit Risk

The Company maintains cash in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). As of September 30, 2013 and June 30, 2013, the Company had approximately $0 that exceeds the protected limits under FDIC and the Dodd-Frank Act. The Company had not experienced any losses in such accounts.

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

AnythingIT, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Inventories

Inventories, consisting of used computer equipment, is stated at the lower of cost or market. Cost is determined by the amount the Company pays for each specific unit in inventory. The Company reviews inventory for excess or obsolete inventory and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. No allowance is necessary at September 30, 2013 and June 30, 2013.

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

At September 30, 2013 and June 30, 2013 approximately 75% and 88%, respectively, of our inventory represents consigned inventory at a customer who was refurbishing the units for resale by that customer.  The customer does not presently have any customers for the refurbished inventory and, accordingly, we are unable to predict when this inventory will be sold.  This inventory is normally sold to government entities and is moving slower than usual as a result of the sequestration followed by the government shut down.  Our ability to recoup our carrying costs of this inventory is dependent upon our customer paying us for this consigned inventory.

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

Asset Classification	Estimated Useful Life (years)
Computers and software	3
Equipment	3 to 5
Furniture and fixtures	5 to 7

	September 30, 2013	June 30, 2013
Software	$214,168	$214,168
Furniture and fixtures	111,297	111,297
Equipment	92,740	92,740
Capital leased equipment	202,261	202,261
Leasehold improvements	83,467	83,467
Less: Accumulated depreciation	(487,577)	(466,054)
Property and Equipment, net	$216,356	$237,879

Depreciation expense for the three month periods ended September 30, 2013 and 2012 was $21,523 and $14,930, respectively.

AnythingIT, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Revenue Recognition

The Company is an equipment recycler.  The Company generates sales from services that are provided on recycled equipment or for the sale of used equipment.  The customers who are providing the equipment are referred to as upstream customers.  The Company charges services fees for data wiping, auditing, inventory management and logistics.  If the equipment being provided by the upstream customer still has a value, the Company will credit the customer for the equipment purchased, which is an offset to the service fees.  If the equipment is worth more than the service fees, the result is a credit memo that is booked into accounts receivable, with the net credit memos reclassified to customer deposits at each quarter end.  The Company sells the equipment to a downstream customer, primarily a wholesaler.  If the equipment is not valuable in its current form, the Company will sell the equipment either to a refurbisher or a demanufacturer, depending on where the Company can realize the greatest value for the equipment.

For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms.  Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable.  If uncertainties exist regarding customer acceptance or collectability, revenue is recognized when those uncertainties have been resolved.  The Company provides a limited as-is warranty on some of its products.  The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience.  At September 30, 2013 and June 30, 2013, a warranty reserve was not considered necessary.

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

Earnings Per Share

The Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 260, Earnings Per Share. Basic earnings (loss) per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding.

AnythingIT, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Shares potentially issuable were as follows:

	September 30, 2013	June 30, 2013
Stock Options	5,525,005	5,525,005
Warrants	5,110,876	5,110,876
Convertible Notes	1,816,259	1,765,848
	12,452,140	12,401,729

For the three months ended September 30, 2013 and 2012 the Company reported a net loss.  The impact of additional shares would be anti-dilutive, and, as such, the basic and diluted shares are the same for those periods.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination.   For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of September 30, 2013 and 2012, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  The Company's 2012, 2011 and 2010 tax years may still be subject to federal and state tax examination.

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

The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50, Equity Based Payments to Non-Employees.  The Company estimates the fair value of stock options by using the Black-Scholes option pricing model.

For the three months ending September 30, 2013 and 2012, total stock-based compensation was $72,545 and $80,802, respectively.

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

AnythingIT, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Advertising

Advertising costs are charged to operations when incurred.  During the three month periods ended September 30, 2013 and 2012, the Company incurred approximately $1,000 and $3,000, respectively in advertising expense.

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

NOTE 3. – ACCOUNTS RECEIVABLE.

Accounts receivable consisted of the following:

	September 30, 2013	June 30, 2013
Accounts Receivable	$166,253	$622,872
Less: Allowance for doubtful accounts	(41,764)	(47,449)
Accounts receivable, net	$124,489	$575,423

NOTE 4. – INVENTORIES.

Inventories consisted of finished goods at September 30, 2013 and June 30, 2013. At September 30, 2013 and June 30, 2013, the balance is $509,920 and $267,763, respectively.  From time to time we consign inventory to customers who refurbish and sell the used equipment.  At September 30, 2013 and June 30, 2013, we had approximately $384,000 and $236,000 of used equipment on consignment at a customers’ facility, respectively.

AnythingIT, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 5. – CAPITAL LEASE OBLIGATIONS.

The Company has entered into several capital lease obligations to purchase equipment for operations. The Company has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category and related accumulated depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized as of September 30, 2013 and June 30, 2013:

	Useful Life (Years)	September 30, 2013	June 30, 2013
Equipment	3 - 5	$123,047	$123,047
Software	5	79,214	79,214
		202,261	202,261
Less: Accumulated Depreciation		(150,376)	(145,166)
Capital Leased Equipment, net		$51,885	$57,095

Future minimum payments required under capital leases at September 30, 2013, are as follows:

September 30, 2013

FY 2014	$16,535
FY 2015	21,656
FY 2016	17,472
FY 2017	4,062
Thereafter	-

Total future payments	59,725
Less: Amount representing interest	6,142

Present value of future minimum payments	53,583
Less: Current portion	18,273

Long term portion	$35,310

NOTE 6. – RELATED PARTY TRANSACTIONS.

Amounts outstanding under a loan and line of credit from a bank (Note 8) are personally guaranteed by officers of the Company.

AnythingIT, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 7. – ACCRUED EXPENSES.

Accrued expenses represent obligations that apply to the reported period and have not been billed by the provider or paid by the Company.

At September 30, 2013 and June 30, 2013, accrued expenses consisted of the following:

	September 30, 2013	June 30, 2013
Accrued interest	$44,877	$29,753
Wages and vacation	46,119	82,118
Commissions and bonuses	13,311	49,328
Professional fees	6,000	37,500
Other	20,686	20,686
	$130,993	$219,385

NOTE 8. – LONG TERM DEBT.

	September 30, 2013	June 30, 2013

Loan payable to TD Banknorth maturing in October 2028 payable with varying monthly installments including interest at approximately 5.25% per annum, secured by all assets of the Company	$29,546	$30,297

Line payable to American Express payable with varying monthly installments including interest at approximately 9.49% per annum, secured by all assets of the Company	31,050	31,981

12% Convertible Promisory notes $500,000 principal net of debt discount of $0 at September 30, 2013 and June 30, 2013	500,000	500,000
	560,596	562,278
Less : Current portion	34,028	35,036
	$526,568	$527,242

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

AnythingIT, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

12% Convertible Promissory Notes

In January 2011 and February 2011 the Company issued and sold $550,000 principal amount 12% convertible promissory notes in a private offering resulting in net proceeds of $495,000 after $55,000 fee paid to placement agent.  The notes are unsecured and pay interest at 12% per annum, in arrears, in shares of our common stock valued at $0.30 per share. The notes mature on December 31, 2013, provided, however, that in our sole option we may extend the maturity date until December 31, 2014 if the note is not converted by December 31, 2013.  The notes are convertible at any time at the option of the holder into shares of our common stock at a conversion price of $0.30 per share.  At any time that the closing price of our common stock on any exchange on which it might be listed or in the over the counter market equals or exceeds $0.60 per share for 20 consecutive trading days, we have the right to convert the notes into shares of our common stock at a conversion price of $0.30 per share. The conversion price of the notes is subject to proportional adjustment in the event of stock splits, dividends, recapitalizations and similar corporate events.  Presently, these notes are convertible into an aggregate of 1,666,668 shares of our common stock.  At September 30, 2013 and June 30, 2013, the Company had $44,877 and $29,753, respectively in accrued interest on the notes. On December 31, 2011 $60,937 of accrued interest was converted to 203,125 shares of common stock at $0.30. On January 17, 2012, one of the noteholders of the 12% convertible promissory notes converted $50,000 plus accrued interest of $263 into 167,544 shares of common stock.  On December 31, 2012, $60,000 of accrued interest was converted to 200,000 shares of common stock at $0.30.  On September 16, 2013 we notified the holders of our 12% convertible promissory notes that the Company was extending the maturity date of the notes from December 31, 2013 to December 31, 2014 pursuant to the terms of the notes.

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

In accordance with ASC 470, the Company is amortizing the BCF and relative fair value of the warrants over the two year term of the note.  The notes have a prepayment option for the Company, after January 1, 2013, with a 20 day notice to the holders.  As such, the Company is amortizing the discount over the two year period. For the three months ended September 30, 2013 and 2012 the Company recognized $0 and $20,697, respectively of amortization expense.  As of September 30, 2013 and June 30, 2013 the discount had a carrying value of $0.

In accordance with ASC 470, the Company is amortizing the deferred financing costs over the two year term of the note. For the three months ending September 30, 2013 and 2012, the Company had recognized $0 and $13,027 of interest expense, respectively, resulting in a carrying value of $0 at September 30, 2013 and June 30, 2013.

AnythingIT, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 9. – STOCKHOLDERS’ EQUITY.

Our authorized capital stock consists of 200,000,000 shares of common stock, $0.01 par value per share, and 5,000,000 shares of preferred stock, par value $0.01 per share.  As of September 30, 2013 and June 30, 2013, there are 37,224,113 and 36,670,238 shares of common stock issued and outstanding, respectively. There are no shares of preferred stock issued and outstanding.

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

On December 22, 2011, the Company entered into an employment agreement with its Chief Financial Officer. As part of the agreement the Company issued 333,334 shares of the Company’s restricted common stock, granted under the 2010 Equity Compensation Plan.  The shares were valued at $120,000, the fair market value at the date of grant for the Company’s common stock as reported on the OTC Bulletin Board.  As of September 30, 2013, all 333,334 of the shares vested and the Company recognized $60,000 in compensation expense related to these shares during the nine months ended March 31, 2013.

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

On September 18, 2013 our board of directors approved the issuance of an aggregate of 553,875 shares of our common stock valued at $22,155, based on the quoted trading price on the grant date, to our three executive officers as payment of fiscal 2013 bonuses due each of them under the terms of their employment agreements.  The shares, which were issued under our 2010 Equity Compensation Plan, were valued at fair market value and issued in lieu of a cash bonus.

AnythingIT, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

The Company currently has 5,110,876 warrants that can be exercised for shares of our common stock outstanding.

		Range of	Weighted Average
	Warrants	Exercise Price	Exercise Price
Outstanding at June 30, 2013	5,110,876	$.30 to $.75	$0.56
Granted	-
Expired	-
Outstanding at September 30, 2013	5,110,876	$.30 to $.75	$0.56

AnythingIT, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

			Weighted Average
	Options	Value	Exercise Price	Fair Value
Outstanding at June 30, 2013	5,525,005	$1,043,001	$0.19	$0.13
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2013	5,525,005	$1,043,001	$0.19	$0.13

The total intrinsic value of stock options granted for the three months ending September 30, 2013 and 2012 was $0.  For the three months ending September 30, 2013 and 2012, total stock-based compensation was $72,545 and $80,802, respectively.  The stock based compensation for the three months ended September 30, 2013 includes $22,155 for 2013 bonuses earned by executive officers that were satisfied in September of 2013 through the issuance of 553,875 shares of common stock, in aggregate.  The stock based compensation for the three months ended September 30, 2012 includes $30,000 from the vesting of restricted common stock issued to the company’s chief financial officer.  The total intrinsic value of stock options outstanding and exercisable as of September 30, 2013 and June 30, 2013 was $0.  The stock based compensation represents both options and common stock issuances issued under the plan and common stock issuances to non-employees outside of the plan, as described above.

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

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three months ended September 30, 2013 and 2012 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2013 as filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our business model is to grow our company both organically and through acquisitions of similar or complementary businesses. To support this expected growth, during fiscal 2011 we leased space which effectively doubled our warehouse space to enable us to store inventory in the local market. In an effort to further accelerate our organic growth, we are investing in our relationships with our existing partners through training sessions and other efforts to increase awareness and educate their organizations of the value of practicing sound asset recovery. During fiscal 2012 we realized our infrastructure, including warehouse configuration, product flow, processes and systems, limited our ability to grow while maintaining our profit margins.  As such, in fiscal 2013 we redesigned the product flow and processes in both of our New Jersey facilities and implemented a new management system in our main warehouse in New Jersey.  We also realized the optimal configuration for a facility, which we utilized in the selection of leased space in Tampa, FL.  The facility in Tampa is designed with more space to move product freely from one point to the other, it has more receiving and shipping doors to keep a good flow without a bottleneck and it went live on our new management system when it opened in March 2013.  In the second quarter of fiscal 2014 we will consolidate our two warehouses in New Jersey to streamline processes, reduce operating costs and realize efficiencies. We believe the new infrastructure, processes and system enable us to be scalable and have a repeatable solution to grow both organically and through acquisitions.

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

In fiscal 2013 we expanded our footprint by opening a facility in Tampa, FL.  Even though we had some sales challenges in the first quarter of fiscal 2013, we still expect to further expand into geographical areas where we have an existing customer base to expand our footprint and our business presence.  In order for us to continue to grow, we will need to raise additional capital to fund an expansion of our operations.  We also expect to seek to acquire additional companies whose operations are complementary to ours, including companies with similar business models located in different geographical areas, and companies that offer different services, such as demanufacturers. Based upon our internal analysis of our industry and our competitors, we believe that there are a number of potential target companies, but there are no assurances our beliefs are correct or that we will ever close any acquisitions.

The biggest challenges we are facing in our organic growth efforts are our ability to sustain growth and increase sales, our access to sufficient qualified employees, extensive competition and sufficient capital to support our efforts, all of which are necessary to support the expansion of our business. We have hired additional management personnel and are using a staffing company to provide qualified personnel to fill our technical and labor needs. This approach allows us to control our overhead expenses. While we are located in an area with a good supply of qualified candidates, the process, however, of evaluating the candidates is time intensive for our management and maintaining a sufficiently qualified workforce will continue to be a challenge for us in the near future. We have implemented a new, fully automated, management system to support our operations.  We went live on the new system in the first quarter of fiscal 2013 in our main warehouse in NJ, went live in Tampa in the fourth quarter of fiscal 2013 and went live in the second NJ warehouse in the first quarter of fiscal 2014. This new system provides operating and reporting efficiencies to enable us to grow our business while minimizing the need to expand warehouse space and personnel.

In the first quarter of fiscal 2014, our net sales declined by 22% from the comparable period in fiscal 2013, our gross profit margins decreased 24% while our operating expenses remained relatively constant.  This decline in gross profit has adversely impacted our working capital, which declined from approximately $10,000 to $(575,000) between the respective periods.  While we do not have any commitments for capital expenditures, in order for us to sustain our current operations and grow our business we will need to raise additional working capital.  As a small public company with a limited market for our common stock, we face a number of challenges in accessing the capital markets, and the number of sources to raise working capital are limited.  During fiscal 2013 and the first quarter of fiscal 2014 we explored a number of options to provide additional capital to our company and we are continuing our efforts to raise additional working capital, either in the form of equity, debt or a combination of the two.  However, we do not have any commitments for additional capital, and there are no assurances we will be successful in raising capital upon terms acceptable to us, if at all.   If we are unable to raise additional working capital, absent a significant increase in our net sales, we will have to reduce certain operating expenses, which may not be sufficient to sustain our operations.  In order to reduce our operating expenses we have opted out of the second warehouse lease in New Jersey, effective November 1, 2013.  We have also made some personnel reductions in accordance with the sales decline. If we are unable to grow sales we will potentially have to make additional personnel reductions.  If we are unable to increase sales or significantly reduce costs, our current cash position will only sustain operations for approximately three months.

Going Concern

For fiscal 2013 we reported a net loss of approximately $1,321,000 and net cash used for operating activities of approximately $725,000.  For the first quarter of fiscal 2014 the Company reported a net loss of approximately $673,000 and net cash used for operating activities of approximately $38,000.  At September 30, 2013 we had an accumulated deficit of approximately $9,547,000. The report of our independent registered public accounting firm on our financial statements for the year ended June 30, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the loss for the current year, the accumulated deficit and the net cash used in operating activities.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our sales and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Our business is driven by either businesses or the government entities updating older equipment or partnering with our company to dispose of old or unused equipment.  As such, the timing of equipment inflow is not consistent or predictable.  Sales for the first quarter of fiscal 2014 decreased 22% as compared to the comparable period in fiscal 2013. Our sales decreased in fiscal 2014 as a result of the reduction of equipment volume from a significant customer who was sending equipment to our New Jersey facility.  We do not expect the volume from that customer to return to prior levels.  In order to offset this loss in business we are marketing our services to new customers, however we do not expect to see the result of these efforts until the latter part of the second quarter of fiscal 2014.  We are hosting webinars and sales training sessions for existing customers with a view towards leveraging those existing relationships. Additionally, we were contemplating the completion of a significant one-off transaction for consigned inventory sales that was supposed to be closed that is still pending.  The significant one-off transaction was for the recycling of over 600 units of high valued laptops which we sourced that get refurbished and sold primarily to government entities through one of our refurbishing partners.  We expect the consigned inventory to be sold by the third quarter of fiscal 2014. However, the government budget uncertainties can adversely impact this time frame.  We added one additional sales person in the third quarter of fiscal 2013 and one additional sales person in June 2013.  We believe the additional sales people will help us grow sales to existing and new customers in the coming quarters.

Our gross profit margin depends on various factors, including product mix, pricing strategies, market conditions, personnel levels and other factors, any of which could result in changes in gross margins from period to period. Gross profit decreased 69% in the first quarter of fiscal 2014 as compared to the comparable period in fiscal 2013, which was directly attributable to the reduction in sales, reduced gross profit margins on equipment sales and increased freight costs for the shipment of goods to Tampa. As a percentage of sales, the gross profit margin was 15% in first quarter of fiscal 2014 and 39% in the first quarter of fiscal 2013. The decrease in gross profit margin was due to buying equipment from other remarketers to complete orders reducing margins by approximately 16%, as well as the increase in net freight expenses and higher labor costs as a % of sales. Warehouse labor was relatively unchanged, approximately $220,000 in each period, but increased as a % of sales from 22% for the first quarter of fiscal 2013 to 28% for the first quarter of fiscal 2014. We expect margins to return to prior levels in the coming quarters.

Selling, general and administrative expenses decreased 2% in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013, while increasing as a percentage of sales to 99% versus 79% in the respective periods as a result of the decline in sales in fiscal 2014.

Other expense decreased 65% in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013. The decrease is the result of the reduction of amortization of the debt discount for the value of the warrants issued in this note offering, including the warrants issued to the placement agent as a fee since they were amortized through January 2013.

Net loss in the first quarter of fiscal 2014 was approximately $(673,000) compared to net loss of approximately $(451,000) in the first quarter of fiscal 2013 resulting from a decrease in sales and gross profit margin.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for operating the business.  At September 30, 2013 we had a working capital deficit of approximately $575,000 as compared to working capital of approximately $10,000 at June 30, 2013.  The decreased working capital at September 30, 2013 is primarily attributable to a decrease in cash and accounts receivable and an increase in accounts payable and customer deposits, which is partially offset by decreases in accrued expenses and an increase in inventories.

Cash decreased 35% at September 30, 2013 from June 30, 2013 primarily as a result of cash used for operations.  Accounts receivable decreased 78% at September 30, 2013 from June 30, 2013 which is attributable to timing of sales.  Accounts payable increased 38% at September 30, 2013 from June 30, 2013 due to cash constraints resulting in pushing vendor payables beyond their normal terms.  Customer deposits increased 139% at September 30, 2013 from June 30, 2013 which is attributable to prepayments by customers for orders that had not shipped by the end of the third quarter of fiscal 2013 and the processing of invoices for customer equipment purchases net in accounts receivable.  By recording the invoices net, instead of recording them separately as accounts receivable and accounts payable, some customers have a net credit balance in accounts receivable that may have had a debit balance in accounts receivable and a credit balance in accounts payable previously.  At the end of the quarter, we reclassify the credit balances from accounts receivable into customer deposits.  Inventories increased 90% at September 30, 2013 from June 30, 2013.  Unlike many companies in other businesses which time inventory purchases to maintain an adequate amount of inventory for its anticipated sales, our inventory levels will fluctuate primarily based upon the decommissioning schedules for legacy IT by our clients which determine when we take possession of the used IT equipment.  As a result, our inventory levels have historically fluctuated from period to period and we expect that fluctuation to continue in future periods. Additionally, at September 30, 2013 we had a significant increase in consigned inventory which represented 75% of our inventories at that date.  Our refurbishing partner believes they can sell the units by the end of the third quarter of fiscal 2014.  If they are not able to move the units, we will find other customers, which could result in a sale for below our basis. Accrued expenses decreased 40% at September 30, 2013 from June 30, 2013 due to timing of payroll and invoices that were not received at period end.

Cash flows

Net cash used from operating activities was approximately $(38,000) for the three months ended September 30, 2013 as compared to net cash used in operating activities of approximately $(156,000) for the three months ended September 30, 2012.

In the three months ended September 30, 2013 cash was used as follows:

●	Net loss was approximately $(673,000), partially offset by an
●	Increase in working capital resulting from non-cash balance sheet changes of approximately $547,000, and
●	Non-cash operating expenses of approximately $88,000.

In the three months ended September 30, 2012 cash was used as follows:

●	Net loss was approximately $(450,000), partially offset by an
●	Increase in working capital resulting from non-cash balance sheet changes of approximately $171,000, and
●	Non-cash operating expenses of approximately $123,000.

    Net cash used in investing activities was approximately $0 for the three months ended September 30, 2013 as compared to approximately $(20,000) for the three months ended September 30, 2012.  The three months ended September 30, 2012 reflects the purchase of additional equipment and there was no comparable increase in the three months ended September 30, 2013.  The equipment purchases in the fiscal 2013 period are primarily for the system and process changes.

Net cash used in financing activities was approximately $(6,000) for the three months ended September 30, 2013 as compared to approximately $(11,000) for the three months ended September 30, 2012.  Both periods utilized cash for payments on our notes payable and capital leases.

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

Critical Accounting Policies

Revenue Recognition

        For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms.  Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable.  If uncertainties exist regarding customer acceptance or collectability, revenue is recognized when those uncertainties have been resolved.  The Company provides a limited as-is warranty on some of its products.  The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience.  At September 30, 2013 and June 30, 2013, a warranty reserve was not considered necessary.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the expected collectability of its accounts receivable. The Company performs credit evaluations of significant customers and establishes an allowance for doubtful accounts based on the aging of receivables, payment performance factors, historical trends and other information. In general, the Company reserves 2% of the receivables outstanding 31 to 60 days, 5% of the receivables outstanding 61 to 90 days and 20% of the receivables outstanding more than 90 days. The Company evaluates and revises the reserve on a quarterly basis based on a review of specific accounts outstanding and our history of uncollectible accounts.  As of September 30, 2013 and June 30, 2013, the Company recorded $41,764 and $47,449, respectively of allowance for doubtful accounts.

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

ANYTHINGIT Inc.

October 31, 2013	By:	/s/ David Bernstein
David Bernstein Chief Executive Officer

By:	/s/ Gail L. Babitt
Gail L. Babitt, Chief Financial Officer