Form 10-Q
period 2013-12-31
AnythingIT, Inc.
filed 2014-02-10
CIK 1129048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  37,224,113 shares of common stock are issued and outstanding as of February 10, 2014.

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

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements.

ANYTHINGIT, INC.
Balance Sheets

	December 31, 2013	June 30, 2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$106,098	$128,723
Restricted cash	90,762	90,534
Accounts receivable, net of allowance for doubtful accounts	129,891	575,423
Inventories	231,672	267,763
Prepaid expenses and other current assets	49,395	43,209
Total current assets	607,818	1,105,652

Property and equipment, net	205,907	237,879
Security deposits	14,451	14,451
Total assets	$828,176	$1,357,982

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$756,390	$550,512
Accrued expenses	208,602	219,385
Customer deposits	357,124	158,349
Current portion of capital lease payable	18,479	17,911
Current portion of deferred rent	3,990	2,480
Deferred revenues	116,461	111,708
Convertible notes payable - current	500,000	-
Current portion of notes payable	33,026	35,036
Total current liabilities	1,994,072	1,095,381

Long term debt:
Note payable bank	25,933	27,242
Capital lease payable	30,432	39,975
Deferred rent	11,170	13,542
Convertible notes payable	-	500,000
Total long-term debt	67,535	580,759

Total Liabilities	2,061,607	1,676,140

Stockholders' Deficit
Preferred stock - $.01 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $.01 par value, 200,000,000 shares authorized; 37,224,113 and 36,670,238 shares issued and outstanding, respectively	372,241	366,702
Additional paid-in capital	8,359,468	8,189,314
Accumulated deficit	(9,965,140)	(8,874,174)
Total stockholders' deficit	(1,233,431)	(318,158)
Total liabilities and stockholders' deficit	$828,176	$1,357,982

See accompanying notes to unaudited financial statements.

ANYTHINGIT, INC.
Statements of Operations
For the Three and Six Months Ended December 31, 2013 and 2012
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012

Net sales	$1,245,741	$860,378	$2,031,895	$1,868,904
Cost of sales	728,963	439,083	1,394,144	1,053,722
Gross profit	516,778	421,295	637,751	815,182

Operating Expenses
Selling, general and administration	915,121	776,940	1,691,854	1,571,143

Operating loss	(398,343)	(355,645)	(1,054,103)	(755,961)

Other expense :
Interest expense, net of interest income of $226, $2,852,
$338 and $1,219, respectively	(19,339)	(49,458)	(36,863)	(99,651)

Loss before income taxes	(417,682)	(405,103)	(1,090,966)	(855,612)

Provision for income taxes	-	-	-	-

Net Loss	$(417,682)	$(405,103)	$(1,090,966)	$(855,612)

Net loss per common share:
Basic:	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Diluted:	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares outstanding basic	37,224,113	36,220,238	36,985,009	36,205,238
Weighted average common shares outstanding diluted	37,224,113	36,220,238	36,985,009	36,205,238

See accompanying notes to unaudited financial statements.

ANYTHINGIT, INC.
Statements of Cash Flows
For the Six Months Ended December 31, 2013 and 2012
(Unaudited)

	Six months ended December 31,
	2013	2012

OPERATING ACTIVITIES
Net Loss	$(1,090,966)	$(855,612)
Adjustments to reconcile net loss from operations to net cash used in operating activities
Depreciation	43,714	36,298
Amortization of debt discount	-	41,395
Amortization of deferred financing costs	-	26,053
Bad debts	47,358	(31,061)
Stock based compensation	175,693	163,674
Change in operating assets and liabilities
Accounts receivable	398,174	362,280
Inventories	36,091	111,179
Prepaid expenses and other current assets	(6,186)	(56,158)
Accounts payable	205,878	(207,115)
Accrued expenses	(10,783)	31,760
Deferred rent	(862)	-
Deferred revenue	4,753	6,084
Customer deposits	198,775	31,275
Net cash provided by (used in) operating activities	1,639	(339,948)

INVESTING ACTIVITIES
Purchases of property and equipment	(11,742)	(48,226)
Increase in restricted cash	(228)	(60,072)
Decrease in security deposits	-	(595)
Net cash used in investing activities	(11,970)	(108,893)

FINANCING ACTIVITIES
Payments on capital leases	(8,975)	(15,974)
Payments on notes payable	(3,319)	(3,457)
Net cash used in financing activities	(12,294)	(19,431)

Net decrease in cash and cash equivalents	(22,625)	(468,272)

Cash and cash equivalents at beginning of year	128,723	1,009,580

Cash and cash equivalents at end of period	$106,098	541,308

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments during the year for :
Interest	$6,954	$3,175
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Stock issued to pay interest on notes	$-	$60,000

See accompanying notes to unaudited financial statements.

AnythingIT, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

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

The Company maintains its principal office in Fair Lawn, New Jersey and has operating facilities in Fair Lawn, New Jersey and Tampa, Florida.

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

For the six months ended December 31, 2013, the Company reported a net loss of approximately $1,091,000 and net cash provided by operating activities of approximately $1,600.  At December 31, 2013 the Company had an accumulated deficit of approximately $9,965,000. The report of the Company’s independent registered public accounting firm on our financial statements for the year ended June 30, 2013 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern based upon the loss for the current year, the accumulated deficit and the net cash used in operating activities.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances the Company will be successful in its efforts to increase sales and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in the Company.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

AnythingIT, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

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

Restricted Cash

The Company maintains certain cash accounts that are restricted from general use. At December 31, 2013 and June 30, 2013, the Company has a $60,000 certificate of deposit that collateralizes a letter of credit we have entered into for a new facility in Tampa, Florida.  Additionally, in accordance with our R2 certification we need to have a separate account to ensure a proper winding down of any facility, should that ever be necessary.  As of December 31, 2013 and June 30, 2013, the balance in that restricted account was $30,611 and $30,534, respectively.

Concentration of Credit Risk

The Company maintains cash in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). As of December 31, 2013 and June 30, 2013, the Company had approximately $0 that exceeds the protected limits under FDIC and the Dodd-Frank Act. The Company had not experienced any losses in such accounts.

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

Inventories

Inventories, consisting of used computer equipment, are stated at the lower of cost or market. Cost is determined by the amount the Company pays for each specific unit in inventory. The Company reviews inventory for excess or obsolete inventory and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. No allowance is necessary at December 31, 2013 and June 30, 2013.

Unprocessed inventory is shipped to the Company’s facilities and is considered to be end-of-life. The Company does not place a valuation on unprocessed inventory until it is received into the processing queue whereby it is tested and inventoried. Only after this process occurs can the Company provide final valuation in the form of purchase orders for equipment acquisitions and issue a Certificate of Indemnification confirming transfer of ownership and liability. This process usually takes between 30 to 60 days from the time of receipt at the Company’s warehouse.    Due to the implementation of a new fully automated management system, we experienced certain process slowdowns during the earlier stages of fiscal 2013 that caused a buildup of orders to be processed in our operation.  We resolved our process challenges and have increased throughput to targeted levels.

AnythingIT, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

At December 31, 2013 and June 30, 2013 approximately 93% and 88%, respectively, of our inventory represents consigned inventory at a customer who was refurbishing the units for resale by that customer.  During the second quarter of fiscal 2014, we partially sold this consigned inventory and we expect the remaining consigned inventory to be sold by the end of year 2014. Our ability to recoup our carrying costs of this inventory is dependent upon our customer paying us for this consigned inventory.

Property and equipment

The Company records property, equipment and leasehold improvements at historical cost. Expenditures for maintenance and repairs are recorded to expense; additions and improvements are capitalized. The Company generally provides for depreciation using the straight-line method at rates that approximate the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over remaining term of the lease of four years.

Asset Classification	Estimated Useful Life (years)
Computers and software	3
Equipment	3 to 5
Furniture and fixtures	5 to 7

	December 31, 2013	June 30, 2013
Software	$214,168	$214,168
Furniture and fixtures	111,297	111,297
Equipment	96,740	92,740
Capital leased equipment	202,261	202,261
Leasehold improvements	91,209	83,467
Less: Accumulated depreciation	(509,768)	(466,054)
Property and Equipment, net	$205,907	$237,879

Depreciation expense for the six month periods ended December 31, 2013 and 2012 was $43,714 and $14,930, respectively.

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

For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms.  Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable.  If uncertainties exist regarding customer acceptance or collectability, revenue is recognized when those uncertainties have been resolved.  The Company provides a limited as-is warranty on some of its products.  The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience.  At December 31, 2013 and June 30, 2013, a warranty reserve was not considered necessary.

The Company is party to brokered transactions whereby an upstream customer provides product to the Company if the parameters of the transactions can be satisfied.  Based upon the upstream customer parameters and the nature of the risk and control of the transaction by the Company these sales may be recorded on a gross or net basis.

AnythingIT, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

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

Shares potentially issuable were as follows:

	December 31, 2013	December 31, 2012
Stock Options	5,525,005	3,486,673
Warrants	1,260,850	5,110,876
Convertible Notes	1,866,668	1,666,668
	8,652,523	10,264,217

For the six months ended December 31, 2013 and 2012 the Company reported a net loss.  The impact of additional shares would be anti-dilutive, and, as such, the basic and diluted shares are the same for those periods.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination.   For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of December 31, 2013 and 2012, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  The Company's 2012, 2011 and 2010 tax years may still be subject to federal and state tax examination.

AnythingIT, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

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

For the six months ending December 31, 2013 and 2012, total stock-based compensation was $175,693 and $163,674, respectively.

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

 Advertising

Advertising costs are charged to operations when incurred.  During the six month periods ended December 31, 2013 and 2012, the Company incurred approximately $2,800 and $14,000, respectively in advertising expense.

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

AnythingIT, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

NOTE 3. – ACCOUNTS RECEIVABLE.

Accounts receivable consisted of the following:

	December 31, 2013	June 30, 2013
Accounts Receivable	$212,776	$622,872
Less: Allowance for doubtful accounts	(82,885)	(47,449)
Accounts receivable, net	$129,891	$575,423

NOTE 4. – INVENTORIES.

Inventories consisted of finished goods at December 31, 2013 and June 30, 2013. At December 31, 2013 and June 30, 2013, the balance is $231,672 and $267,763, respectively.  From time to time we consign inventory to customers who refurbish and sell the used equipment.  At December 31, 2013 and June 30, 2013, we had approximately $214,000 and $236,000 of used equipment on consignment at a customers’ facility, respectively.

 NOTE 5. – CAPITAL LEASE OBLIGATIONS.

The Company has entered into several capital lease obligations to purchase equipment for operations. The Company has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category and related accumulated depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized as of December 31, 2013 and June 30, 2013:

	Useful Life (Years)	December 31, 2013	June 30, 2013
Equipment	3 - 5	$123,047	$123,047
Software	5	79,214	79,214
		202,261	202,261
Less: Accumulated Depreciation		(155,586)	(145,166)
Capital Leased Equipment, net		$46,675	$57,095

Future minimum payments required under capital leases at December 31, 2013, are as follows:

December 31, 2013

FY 2014	$12,633
FY 2015	21,656
FY 2016	17,472
FY 2017	4,062
Thereafter	-

Total future payments	55,823
Less: Amount representing interest	6,912

Present value of future minimum payments	48,911
Less: Current portion	18,479

Long term portion	$30,432

AnythingIT, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

 NOTE 6. – RELATED PARTY TRANSACTIONS.

Amounts outstanding under a loan and line of credit from a bank (see Note 8) are personally guaranteed by officers of the Company.

NOTE 7. – ACCRUED EXPENSES.

Accrued expenses represent obligations that apply to the reported period and have not been billed by the provider or paid by the Company.

At December 31, 2013 and June 30, 2013, accrued expenses consisted of the following:

	December 31, 2013	June 30, 2013
Accrued interest	$60,000	$29,753
Wages and vacation	93,820	82,118
Commissions and bonuses	14,782	49,328
Professional fees	-	37,500
Other	40,000	20,686
	$208,602	$219,385

NOTE 8. – NOTES PAYABLE.

	December 31, 2013	June 30, 2013

Loan payable to TD Bank maturing in October 2028 payable with varying monthly installments including interest at approximately 5.25% per annum, secured by all assets of the Company	$28,814	$30,297

Line of Credit to American Express with varying monthly installments including interest at approximately 9.49% per annum, secured by all assets of the Company	30,145	31,981

12% Convertible Promissory notes $500,000 principal net of debt discount of $0 at December 31, 2013 and June 30, 2013	500,000	500,000
	558,959	562,278
Less : Current portion	533,026	35,036
	$25,933	$527,242

Loan Payable – TD Bank

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

AnythingIT, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

12% Convertible Promissory Notes

In January 2011 and February 2011 the Company issued and sold $550,000 principal amount 12% convertible promissory notes in a private offering resulting in net proceeds of $495,000 after $55,000 fee paid to placement agent.  The notes are unsecured and pay interest at 12% per annum, in arrears, in shares of our common stock valued at $0.30 per share. The notes matured on December 31, 2013, provided, however, that in our sole option we may extend the maturity date until December 31, 2014 if the note is not converted by December 31, 2013. The Company has exercised its option to extend the maturity date from December 31, 2013 to December 31, 2014 while all terms and conditions remain the same. The notes are convertible at any time at the option of the holder into shares of our common stock at a conversion price of $0.30 per share.  At any time that the closing price of our common stock on any exchange on which it might be listed or in the over the counter market equals or exceeds $0.60 per share for 20 consecutive trading days, we have the right to convert the notes into shares of our common stock at a conversion price of $0.30 per share. The conversion price of the notes is subject to proportional adjustment in the event of stock splits, dividends, recapitalizations and similar corporate events.  Presently, the principal amounts of these notes are convertible into an aggregate of 1,666,668 shares of our common stock.  At December 31, 2013 and June 30, 2013, the Company had $60,000 and $29,753, respectively in accrued interest on the notes. At December 31, 2013 and June 30, 2013, the principal amounts of these notes amounted to $500,000.

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

In accordance with ASC 470, the Company is amortizing the BCF and relative fair value of the warrants over the two year term of the note.  The notes have a prepayment option for the Company, after January 1, 2013, with a 20 day notice to the holders.  As such, the Company is amortizing the discount over the two year period. For the six months ended December 31, 2013 and 2012 the Company recognized $0 and $41,395, respectively of amortization expense.  As of December 31, 2013 and June 30, 2013 the discount had a carrying value of $0.

In accordance with ASC 470, the Company is amortizing the deferred financing costs over the two year term of the note. For the six months ending December 31, 2013 and 2012, the Company had recognized $0 and $26,053 of interest expense, respectively, resulting in a carrying value of $0 at December 31, 2013 and June 30, 2013.

NOTE 9. – STOCKHOLDERS’ EQUITY.

Our authorized capital stock consists of 200,000,000 shares of common stock, $0.01 par value per share, and 5,000,000 shares of preferred stock, par value $0.01 per share.  As of December 31, 2013 and June 30, 2013, there are 37,224,113 and 36,670,238 shares of common stock issued and outstanding, respectively. There are no shares of preferred stock issued and outstanding.

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

AnythingIT, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

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

NOTE 10. STOCK OPTIONS AND WARRANTS.

Common Stock Purchase Warrants

A summary of the status of the Company's outstanding stock warrants as of December 31, 2013 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Balance at June 30, 2013	5,110,876	$0.56	0.41
Granted	-	-	-
Cancelled	-	-	-
Forfeited	(3,850,026)	0.60	-
Exercised	-	-	-
Balance at December 31, 2013	1,260,850	$0.42	0.23

Warrants exercisable at December 31, 2013	1,260,850	$0.42	0.23

Weighted average fair value of options granted during the six months ended December 31, 2013		$-

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

On December 20, 2011, the Company issued 1,941,670 non-qualified five year options and 401,668 five year incentive stock options under the 2010 equity compensation plan. The options were issued at $0.30 the fair market value at the date of grant. The Company used the Black-Scholes option pricing model to value the stock options. Included in the assumptions of this calculation, the Company used a risk-free rate of 0.88%  (based on the US Treasury note yield), five year maturity, volatility of 84.0% (based on the daily historical performance of a comparable Company’s stock), and a strike price of $0.30.

AnythingIT, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

On December 22, 2011, as part of an employment agreement with our former Chief Financial Officer, the Company granted to her under its 2010 Equity Compensation Plan incentive stock options to purchase an aggregate of 550,000 shares of the Company’s common stock at an exercise price of $0.36, vesting as follows: options to purchase 183,334 shares vested on December 22, 2011, options to purchase an additional 183,333 shares vest on December 22, 2012; and options to purchase the remaining 183,333 shares vest on December 22, 2013. The Company used the Black-Scholes option pricing model to value the stock options. Included in the assumptions of this calculation, the Company used a risk-free rate of 0.91%, (based on the US Treasury note yield), five year maturity, volatility of 84.0% (based on the daily historical performance of a comparable Company’s stock), and a strike price of $0.36. The 550,000 options fully vested on December 2, 2013 pursuant to the Resignation and Transition Services Agreement.

On March 7, 2012, the Company entered into an employment agreement with our former Chief Financial Officer. As part of the agreement the Company granted to her under its 2010 Equity Compensation Plan incentive stock options to purchase an aggregate of 666,667 shares of the Company’s common stock at an exercise price of $0.15 , vesting as follows: options to purchase 166,667 shares vested on March 7, 2013, options to purchase an additional 166,667 shares vest on March 7, 2014; options to purchase an additional 166,667 shares vest on March 7, 2015; and options to purchase the remaining 166,666 shares vest on March 7, 2016.  The Company used the Black-Scholes option pricing model to value the stock options. Included in the assumptions of this calculation, the Company used a risk-free rate of 0.85%, (based on the US Treasury note yield), five year maturity, volatility of 84.0% (based on the daily historical performance of a comparable Company’s stock), and a strike price of $0.15. The 666,667 options fully vested on December 2, 2013 pursuant to the Resignation and Transition Services Agreement.

On June 12, 2013, the Company issued 50,000 non-qualified five year options and 2,000,000 five year incentive stock options under the Plan. The non-qualified options were issued at $0.03 the fair market value at the date of grant and the incentive stock options were issued at $0.033, which is 110% of the fair market value at the date of grant. The Company used the Black-Scholes option pricing model to value the stock options. Included in the assumptions of this calculation, the Company used a risk-free rate of 1.11% (based on the US Treasury note yield), five year maturity, volatility of 339.1%, and a strike price of $0.03 and $0.033, respectively.

On December 2, 2013, the Company executed a Resignation and Transition Services Agreement with our former Chief Financial Officer (the “former CFO”) whereby both parties agreed to terminate the employment agreement of the former CFO. The former CFO has resigned as an employee and member of the Board of Directors of the Company and has agreed to provide transition services to the Company. Pursuant to the Resignation and Transition Services Agreement, the former CFO is entitled to a cash compensation of $40,000 payable at the rate of $1,250 per week for 32 weeks and all unvested options granted to the former CFO immediately vested and shall remain exercisable through their original expiration date. The Company has recognized and included the $40,000 cash compensation in accrued expenses as of December 31, 2013 (see Note 7).

			Weighted Average
	Options	Value	Exercise Price	Fair Value
Outstanding at June 30, 2013	5,525,005	$1,043,001	$0.19	$0.13
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2013	5,525,005	$1,043,001	$0.19	$0.13

For the six months ending December 31, 2013 and 2012, total stock-based compensation related to the options was $153,538 and $101,275, respectively.    The total intrinsic value of stock options outstanding and exercisable as of December 31, 2013 and June 30, 2013 was $0.

NOTE 11. SUBSEQUENT EVENTS.

On January 24, 2014, the Company issued a convertible promissory note for $53,000. The note bears interest at 8% per annum and matures on October 24, 2014.  The Company paid debt issuance cost of $3,000 in connection with this note payable and is being amortized over the term of the note. The note is convertible at the option of the holder into shares of common stock beginning on the date which is 180 days after the date of this note, at a conversion price equal to 58% of the average of three lowest trading prices during the 10 trading day period of the Company’s common stock prior to the date of conversion. Additionally, the Company shall pay a transaction fee or finder’s fee of $10,000 to a consultant pursuant to a consulting agreement dated on December 23, 2013. Such consultant intends to provide advisory services and introduce acquisition or potential mergers partners, investors or financing sources. The Company shall pay a fee equal to 20% of the consideration received by the Company upon the closing of any such transaction.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the six months ended December 31, 2013 and 2012 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2013 as filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our business model is to grow our company both organically and through acquisitions, joint ventures and strategic partnerships with similar or complementary businesses. To support this expected growth, during fiscal 2011 we leased space which effectively doubled our warehouse space to enable us to store inventory in the local market. In an effort to further accelerate our organic growth, we are investing in our relationships with our existing partners through training sessions and other efforts to increase awareness and educate their organizations of the value of practicing sound asset recovery. During fiscal 2012 we realized our infrastructure, including warehouse configuration, product flow, processes and systems, limited our ability to grow while maintaining our profit margins.  As such, in fiscal 2013 we redesigned the product flow and processes in both of our New Jersey facilities and implemented a new management system in our main warehouse in New Jersey.  We also realized the optimal configuration for a facility, which we utilized in the selection of leased space in Tampa, FL.  The facility in Tampa is designed with more space to move product freely from one point to the other, it has more receiving and shipping doors to keep a good flow without a bottleneck and it went live on our new management system when it opened in March 2013.  In the second quarter of fiscal 2014 we will consolidate our two warehouses in New Jersey to streamline processes, reduce operating costs and realize efficiencies. We believe the new infrastructure, processes and system enable us to be scalable and have a repeatable solution to grow both organically and through acquisitions.

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

During the six months ended December 31, 2013, our net sales increased by 9% from the comparable period in fiscal 2013, our gross profit margins decreased by 12% and our operating expenses increased by 8% from the comparable period in fiscal 2013.  The decline in gross profit has adversely impacted our working capital, which declined from approximately $10,000 to $(1,386,000) between the respective periods.  While we do not have any commitments for capital expenditures, in order for us to sustain our current operations and grow our business we will need to raise additional working capital.  As a small public company with a limited market for our common stock, we face a number of challenges in accessing the capital markets, and the number of sources to raise working capital is limited.  During fiscal 2013 and the six months ended December 31, 2013 we explored a number of options to provide additional capital to our company and we are continuing our efforts to raise additional working capital, either in the form of equity, debt or a combination of the two.  However, we do not have any commitments for additional capital, and there are no assurances we will be successful in raising capital upon terms acceptable to us, if at all.   If we are unable to raise additional working capital, absent a significant increase in our net sales, we will have to reduce certain operating expenses, which may not be sufficient to sustain our operations.  In order to reduce our operating expenses we have opted out of the second warehouse lease in New Jersey, effective November 1, 2013.  We have also made some personnel reductions including our former Chief Financial Officer in accordance with the sales decline. On December 2, 2013, we executed a Resignation and Transition Services Agreement with our former Chief Financial Officer.  If we are unable to grow sales we will potentially have to make additional personnel reductions.   If we are unable to increase sales or significantly reduce costs, our current cash position will only sustain operations for approximately three months.

Going Concern

For fiscal 2013 we reported a net loss of approximately $1,321,000 and net cash used for operating activities of approximately $725,000.  For the second quarter of fiscal 2014 the Company reported a net loss of approximately $1,091,000 and at December 31, 2013 we had an accumulated deficit of approximately $9,965,000. The report of our independent registered public accounting firm on our financial statements for the year ended June 30, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the loss for the current year, the accumulated deficit and the net cash used in operating activities.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our sales and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Our business is driven by either businesses or the government entities updating older equipment or partnering with our company to dispose of old or unused equipment.  As such, the timing of equipment inflow is not consistent or predictable.  Sales for the three and six months ended December 31, 2013 increased 45% and 9% as compared to the comparable period in fiscal 2013, respectively. Our sales increased in fiscal 2014 as a result of the partial completion of a significant one-off transaction for consigned inventory sales.  The significant one-off transaction was for the recycling of over 600 units of high valued laptops which we sourced that get refurbished and sold primarily to government entities through one of our refurbishing partners.  We expect the remaining consigned inventory to be sold by the end of year 2014. However, the government budget uncertainties can adversely impact this time frame. In order to further increase our sales, we are marketing our services with a focus managed services on building our existing Department of Defense data destruction platform of services to new & existing customers as well as hosting webinars and sales training sessions for existing customers with a view towards leveraging those existing relationships.

Our gross profit margin depends on various factors, including product mix, pricing strategies, market conditions, personnel levels and other factors, any of which could result in changes in gross margins from period to period. Gross profit decreased 7% and 12% during the three and six months ended December 31, 2013 as compared to the comparable period in fiscal 2013, respectively, which was directly attributable to the reduction in gross profit margins on equipment sales and increased freight costs for the shipment of goods to Tampa. As a percentage of sales, the gross profit margin was 31% in second quarter of fiscal 2014 and 44% in the second quarter of fiscal 2013. The decrease in gross profit margin was due to buying equipment from other remarketers to complete orders reducing margins as well as the increase in net freight expenses and higher recycling charges. We expect margins to return to prior levels in the coming quarters.

Selling, general and administrative expenses increased 18% and 8% during the three and six months ended December 31, 2013, respectively, as compared to the comparable periods in fiscal 2013. The increase is attributable to the recognition of stock based compensation from the immediate vesting of all options granted to our former Chief Financial Officer and the accrual in the amount of $40,000 of compensation pursuant to the Resignation and Transition Services Agreement that was executed on December 2, 2013.

Other expense decreased 61 and 63% during the three and six months ended December 31, 2013, respectively, as compared to the comparable periods of fiscal 2013. The decrease is the result of the reduction of amortization of the debt discount for the value of the warrants issued in this note offering, including the warrants issued to the placement agent as a fee since they were amortized through January 2013.

Net loss during the three and six months ended December 31, 2013 was approximately $(417,000) and $(1,091,000) as compared to net loss of approximately $(405,000) and $(856,000) to the comparable periods in fiscal 2013, respectively, resulting from an increase in operating expenses and a decrease in gross profit margin.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for operating the business.  At December 31, 2013 we had a working capital deficit of approximately $1,386,000 as compared to working capital of approximately $10,000 at June 30, 2013.  The decreased working capital at December 31, 2013 is primarily attributable to a decrease in cash, accounts receivable, inventories and an increase in accounts payable and customer deposits, which is partially offset by decreases in accrued expenses. In January 2014, we received gross proceeds from the issuance of a convertible note amounting to $53,000. The note is for working capital purposes.

Cash decreased 18% at December 31, 2013 from June 30, 2013 primarily as a result of cash used for investing and financing activities.  Accounts receivable decreased 77% at December 31, 2013 from June 30, 2013 which is attributable to timing of sales.  Accounts payable increased 37% at December 31, 2013 from June 30, 2013 due to cash constraints resulting in pushing vendor payables beyond their normal terms.  Customer deposits increased 126% at December 31, 2013 from June 30, 2013 which is attributable to prepayments by customers for orders that had not shipped by the end of fiscal 2013 and the processing of invoices for customer equipment purchases net in accounts receivable.  By recording the invoices net, instead of recording them separately as accounts receivable and accounts payable, some customers have a net credit balance in accounts receivable that may have had a debit balance in accounts receivable and a credit balance in accounts payable previously.  At the end of the quarter, we reclassify the credit balances from accounts receivable into customer deposits.  Inventories decreased 13% at December 31, 2013 from June 30, 2013 due to the partial sale of the consigned inventory.  Unlike many companies in other businesses which time inventory purchases to maintain an adequate amount of inventory for its anticipated sales, our inventory levels will fluctuate primarily based upon the decommissioning schedules for legacy IT by our clients which determine when we take possession of the used IT equipment.  As a result, our inventory levels have historically fluctuated from period to period and we expect that fluctuation to continue in future periods. Additionally, at December 31, 2013 we had a significant increase in consigned inventory which represented 75% of our inventories at that date.  Our refurbishing partner believes they can sell the units by the end of year 2014.  If they are not able to move the units, we will find other customers, which could result in a sale for below our basis. Accrued expenses decreased 5% at December 31, 2013 from June 30, 2013 due to timing of payroll and invoices that were not received at period end.

Cash flows

Net cash provided by operating activities was approximately $1,600 for the six months ended December 31, 2013 as compared to net cash used in operating activities of approximately $(340,000) for the six months ended December 31, 2012.

In the six months ended December 31, 2013 cash was used as follows:

●	Net loss was approximately $(1,091,000), partially offset by
●	Net changes in operating assets and liabilities of approximately $826,000, and
●	Non-cash operating expenses of approximately $267,000.

In the six months ended December 31, 2012 cash was used as follows:

●	Net loss was approximately $(856,000), partially offset by
●	Net changes in operating assets and liabilities of approximately $280,000, and
●	Non-cash operating expenses of approximately $236,000.

Net cash used in investing activities was approximately $12,000 for the six months ended December 31, 2013 as compared to approximately $(109,000) for the six months ended December 31, 2012.  The six months ended December 31, 2013 reflects the decrease in purchase of additional equipment and decrease in restricted cash as compared to the six months ended December 31, 2013.  The equipment purchases in the fiscal 2013 period are primarily for the system and process changes.

Net cash used in financing activities was approximately $(12,000) for the six months ended December 31, 2013 as compared to approximately $(19,000) for the six months ended December 31, 2012.  Both periods utilized cash for payments on our notes payable and capital leases.

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

Critical Accounting Policies

Revenue Recognition

For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms.  Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable.  If uncertainties exist regarding customer acceptance or collectability, revenue is recognized when those uncertainties have been resolved.  The Company provides a limited as-is warranty on some of its products.  The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience.  At December 31, 2013 and June 30, 2013, a warranty reserve was not considered necessary.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the expected collectability of its accounts receivable. The Company performs credit evaluations of significant customers and establishes an allowance for doubtful accounts based on the aging of receivables, payment performance factors, historical trends and other information. In general, the Company reserves 2% of the receivables outstanding 31 to 60 days, 5% of the receivables outstanding 61 to 90 days and 20% of the receivables outstanding more than 90 days. The Company evaluates and revises the reserve on a quarterly basis based on a review of specific accounts outstanding and our history of uncollectible accounts.  As of December 31, 2013 and June 30, 2013, the Company recorded $82,885 and $47,449, respectively of allowance for doubtful accounts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

Item 5.  Other Information.

On December 23, 2013, we entered into a consulting agreement whereby such consultant intends to provide advisory services and introduce acquisition or potential mergers partners, investors or financing sources. We shall pay a fee equal to 20% of the consideration received by us upon the closing of any such transaction.

Item 6.                                Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer*
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer*

101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAE	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *

*           filed herewith
**           In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANYTHINGIT Inc.

February 10, 2014	By:	/s/ David Bernstein
Name: David Bernstein
Chief Executive Officer and principal financial and accounting officer)