Form 10-Q
period 2014-03-31
AnythingIT, Inc.
filed 2014-05-08
CIK 1129048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  44,224,113 shares of common stock are issued and outstanding as of May 7, 2014.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

●	our ability to continue as a going concern,
●	our history of losses, declining net sales and uncertainty if we will ever report profitable operations,
●	our need to raise additional working capital and the uncertainties surrounding our ability to raise the capital,
●	fluctuations in inventory value,
●	declining prices of new computer equipment,
●	our ability to effectively compete,
●	our dependence on a few significant customers,
●	our ability to hire and retain sufficient qualified personnel
●	risks of integrating acquisitions into our company and integrating new business activities,
●	outstanding warrants which are exercisable on a cashless basis,
●	the lack of a liquid market for our common stock,
●	possible anti-takeover effects of our certificate of incorporation and bylaws,
●	the impact of penny stock rules on trading in our common stock,
●	future dilution if outstanding options, warrants and convertible notes are exercised or converted, and
●	our system implementation may not be effective.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report, our Annual Report on Form 10-K for the year ended June 30, 2013 and our other filings with the Securities and Exchange Commission in their entirety.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANYTHINGIT, INC.
Balance Sheet

	March 31, 2014	June 30, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$158,405	$128,723
Restricted cash	60,454	90,534
Accounts receivable, net of allowance for doubtful accounts	76,041	575,423
Inventories	249,145	267,763
Deferred financing cost	35,126	-
Prepaid expenses and other current assets	50,797	43,209
Total current assets	629,968	1,105,652

Property and equipment, net	183,717	237,879
Security deposits	14,451	14,451
Total assets	$828,136	$1,357,982

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$507,492	$550,512
Accrued expenses	210,789	219,385
Customer deposits	404,795	158,349
Current portion of capital lease payable	18,676	17,911
Current portion of deferred rent	3,990	2,480
Deferred revenues	119,762	111,708
Convertible notes payable - current, net of debt discount	512,732	-
Current portion of notes payable	81,260	35,036
Total current liabilities	1,859,496	1,095,381

Long term debt:
Note payable bank	25,266	27,242
Capital lease payable	25,685	39,975
Deferred rent	10,739	13,542
Convertible notes payable	-	500,000
Total long-term debt	61,690	580,759

Total Liabilities	1,921,186	1,676,140

Stockholders' Deficit
Preferred stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.01 par value, 200,000,000 shares authorized; 44,224,113 and 36,670,238 shares issued and outstanding as of March 31, 2014 and June 30, 2013, respectively	442,241	366,702
Additional paid-in capital	8,595,290	8,189,314
Accumulated deficit	(10,130,581)	(8,874,174)
Total stockholders' deficit	(1,093,050)	(318,158)
Total liabilities and stockholders' deficit	$828,136	$1,357,982

See accompanying notes to unaudited financial statements.

ANYTHINGIT, INC.
Statements of Operations
(Unaudited)

	For the		For the
	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$938,142	$1,464,097	$2,970,037	$3,333,001
Cost of sales	451,076	719,311	1,845,220	1,773,033
Gross profit	487,066	744,786	1,124,817	1,559,968

Operating Expenses
Selling, general and administration	645,345	803,153	2,337,199	2,374,296

Operating loss	(158,279)	(58,367)	(1,212,382)	(814,328)

Other income (expense) :
Gain from settlement of accounts payable	170,975	-	170,975	-
Loss from extuinguishment of debt	(132,357)	-	(132,357)	-
Interest expense, net of interest income of $25, $268,
$362 and $1,487, respectively	(45,780)	(25,565)	(82,643)	(125,216)

Total other income (expenses) - net	(7,162)	(25,565)	(44,025)	(125,216)

Loss before income taxes	(165,441)	(83,932)	(1,256,407)	(939,544)

Provision for income taxes	-	(2,063)	-	(2,063)

Net Loss	$(165,441)	$(85,995)	$(1,256,407)	$(941,607)

Net loss per common share:
Basic:	$(0.00)	$(0.00)	$(0.03)	$(0.03)
Diluted:	$(0.00)	$(0.00)	$(0.03)	$(0.03)

Weighted average common shares outstanding basic	41,097,447	36,479,571	38,340,757	36,295,347
Weighted average common shares outstanding diluted	41,097,447	36,479,571	38,340,757	36,295,347

See accompanying notes to unaudited financial statements.

ANYTHINGIT, INC.
Statements of Cash Flows
(Unaudited)

	For the
	Nine months ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net Loss	$(1,256,407)	$(941,607)
Adjustments to reconcile net loss from operations to net cash used in operating activities
Depreciation	65,904	53,854
Amortization of debt discount	19,732	48,294
Amortization of deferred financing costs	4,874	27,986
Loss from extuinguishment of debt	132,357	-
Bad debts	46,728	(33,554)
Gain from settlement of debt	(170,975)	-
Stock based compensation	178,158	214,724
Change in operating assets and liabilities
Accounts receivable	452,654	74,341
Inventories	18,618	76,884
Prepaid expenses and other current assets	(7,588)	(31,432)
Accounts payable	177,955	(260,313)
Accrued expenses	(8,596)	67,691
Deferred rent	(1,293)	16,453
Deferred revenue	8,054	8,269
Customer deposits	246,446	145,356
Net cash used in operating activities	(93,379)	(533,054)

INVESTING ACTIVITIES
Purchases of property and equipment	(11,742)	(123,637)
Decrease (increase) in restricted cash	30,080	(60,109)
Decrease in security deposits	-	(4,048)
Net cash (provided by) used in investing activities	18,338	(187,794)

FINANCING ACTIVITIES
Net proceeds from issuance of convertible notes payable	124,000	-
Advances on capital lease obligations	-	62,524
Payments on capital leases	(13,525)	(19,225)
Payments on notes payable	(5,752)	(4,648)
Net cash provided by (used in) financing activities	104,723	38,651

Net increase (decrease) in cash and cash equivalents	29,682	(682,197)

Cash and cash equivalents at beginning of period	128,723	1,009,580

Cash and cash equivalents at end of period	$158,405	327,383

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments during the year for :
Interest	$12,284	$5,382
Income taxes	$-	$2,063
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Common stock issued to pay interest on notes	$-	$60,000
Common stock issued for conversion of debt	$7,000	$-

See accompanying notes to unaudited financial statements.

NOTE 1. – DESCRIPTION OF OUR BUSINESS.

AnythingIT, Inc. (the “Company”) is a provider of green technology solutions, managing the equipment disposition needs of the Federal government and commercial clients by buying, reselling, or recycling, in an environmentally and regulatory compliant manner, computers and other technology hardware.  By delivering cost effective asset management solutions and capitalizing on our knowledge and relationships in the industry, we believe that we are able to maximize the technology dollars of our clients.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2013 on the Company’s Annual Report on Form 10-K. The financial data for the three and nine month period presented may not necessarily reflect the results to be anticipated for the complete year ending June 30, 2014.

For the nine months ended March 31, 2014, the Company reported a net loss of approximately $1,256,000 and net cash used in operating activities of approximately $93,000.  At March 31, 2014 the Company had an accumulated deficit of approximately $10,131,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances the Company will be successful in its efforts to increase sales and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in the Company.

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

Restricted Cash

The Company maintains certain cash accounts that are restricted from general use. At March 31, 2014 and June 30, 2013, the Company has $40,000 and $60,000, respectively, of certificate of deposit that collateralizes a letter of credit we have entered into for a facility in Tampa, Florida.  Additionally, in accordance with our R2 certification we need to have a separate account to ensure a proper winding down of any facility, should that ever be necessary.  As of March 31, 2014 and June 30, 2013, the balance in that restricted account was $20,454 and $30,534, respectively.

Concentration of Credit Risk

The Company places its cash with high credit quality financial institutions. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of March 31, 2014, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Inventories

Inventories, consisting of used computer equipment, are stated at the lower of cost or market. Cost is determined by the amount the Company pays for each specific unit in inventory. The Company reviews inventory for excess or obsolete inventory and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. No allowance is necessary at March 31, 2014 and June 30, 2013.

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

At March 31, 2014 and June 30, 2013 approximately 65% and 88%, respectively, of our inventory represents consigned inventory at a customer who was refurbishing the units for resale by that customer.  During the second and third quarter of fiscal 2014, we partially sold this consigned inventory and we expect the remaining consigned inventory to be sold by the end of year 2014. Our ability to recoup our carrying costs of this inventory is dependent upon our customer paying us for this consigned inventory.

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

Asset Classification	Estimated Useful Life (years)
Computers and software	3
Equipment	3 to 5
Furniture and fixtures	5 to 7

	March 31, 2014	June 30, 2013
Software	$214,168	$214,168
Furniture and fixtures	111,297	111,297
Equipment	96,740	92,740
Capital leased equipment	202,261	202,261
Leasehold improvements	91,209	83,467
Less: Accumulated depreciation	(531,958)	(466,054)
Property and Equipment, net	$183,717	$237,879

Depreciation expense for the nine month periods ended March 31, 2014 and 2013 was $65,904 and $53,854, respectively.

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

For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms.  Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable.  If uncertainties exist regarding customer acceptance or collectability, revenue is recognized when those uncertainties have been resolved.  The Company provides a limited as-is warranty on some of its products.  The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience.  At March 31, 2014 and June 30, 2013, a warranty reserve was not considered necessary.

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

Shares potentially issuable were as follows:

	March 31, 2014	March 31, 2013
Stock Options	5,565,005	3,478,339
Warrants	-	5,110,876
Convertible Notes	12,154,716	1,715,984
	17,719,721	10,305,199

For the nine months ended March 31, 2014 and 2013 the Company reported a net loss.  The impact of additional shares would be anti-dilutive, and, as such, the basic and diluted shares are the same for those periods.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination.   For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of March 31, 2014 and 2013, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  The Company's 2012, 2011 and 2010 tax years may still be subject to federal and state tax examination.

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

For the nine months ended March 31, 2014 and 2013, total stock-based compensation was $178,158 and $214,724, respectively.

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

 Advertising

Advertising costs are charged to operations when incurred.  During the nine months ended March 31, 2014 and 2013, the Company incurred approximately $2,800 and $14,000, respectively in advertising expense.

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

NOTE 3. – ACCOUNTS RECEIVABLE.

Accounts receivable consisted of the following:

	March 31, 2014	June 30, 2013
Accounts Receivable	$158,297	$622,872
Less: Allowance for doubtful accounts	(82,256)	(47,449)
Accounts receivable, net	$76,041	$575,423

NOTE 4. – INVENTORIES.

Inventories consisted of finished goods at March 31, 2014 and June 30, 2013. At March 31, 2014 and June 30, 2013, the balance is $249,145 and $267,763, respectively.  From time to time we consign inventory to customers who refurbish and sell the used equipment.  At March 31, 2014 and June 30, 2013, we had approximately $163,000 and $236,000 of used equipment on consignment at a customers’ facility, respectively.

NOTE 5. – CAPITAL LEASE OBLIGATIONS.

The Company has entered into several capital lease obligations to purchase equipment for operations. The Company has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category and related accumulated depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized as of March 31, 2014 and June 30, 2013:

	Useful Life (Years)	March 31, 2014	June 30, 2013
Equipment	3 - 5	$123,047	$123,047
Software	5	79,214	79,214
		202,261	202,261
Less: Accumulated Depreciation		(160,796)	(145,166)
Capital Leased Equipment, net		$41,465	$57,095

Future minimum payments required under capital leases at March 31, 2014, are as follows:

March 31, 2014

FY 2014	$5,414
FY 2015	21,656
FY 2016	17,472
FY 2017	4,062
Thereafter	-

Total future payments	48,604
Less: Amount representing interest	4,243

Present value of future minimum payments	44,361
Less: Current portion	18,676

Long term portion	$25,685

NOTE 6. – RELATED PARTY TRANSACTIONS.

Amounts outstanding under a loan and line of credit from a bank (see Note 8) are personally guaranteed by officers of the Company.

NOTE 7. – ACCRUED EXPENSES.

Accrued expenses represent obligations that apply to the reported period and have not been billed by the provider or paid by the Company.

At March 31, 2014 and June 30, 2013, accrued expenses consisted of the following:

	March 31, 2014	June 30, 2013
Accrued interest	$75,869	$29,753
Wages and vacation	49,141	82,118
Commissions and bonuses	12,836	49,328
Professional fees	32,943	37,500
Other	40,000	20,686
	$210,789	$219,385

NOTE 8. – NOTES PAYABLE.

	March 31, 2014	June 30, 2013

Loan payable to TD Bank maturing in October 2028 payable with varying monthly installments including interest at approximately 5.25% per annum, secured by all assets of the Company	$28,099	$30,297
Line of Credit to American Express with varying monthly installments including interest at approximately 9.49% per annum, secured by all assets of the Company	28,426	31,981

Promissory note of $60,000 payable at 12 consecutive monthly installments starting in February 2014	50,000	-

8% Convertible Promissory notes aggregating to $164,000 principal net of debt discount of $144,267 and $0 at March 31, 2014 and June 30, 2013, respectively	19,733	-

12% Convertible Promissory notes net of debt discount of $0 at March 31, 2014 and June 30, 2013	493,000	500,000
	619,258	562,278
Less : Current portion	593,992	35,036
	$25,266	$527,242

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

Promissory Note – Settlement of Accounts Payable

On February 24, 2014, the Company entered into a settlement agreement with a certain vendor pursuant to which the Company has fully settled an outstanding balance to the vendor amounting to $230,975 by issuing a promissory note of $60,000 payable in 12 monthly consecutive installments starting on February 28, 2014. Consequently, during the nine months ended March 31, 2014, the Company recognized a gain from settlement of accounts payable of $170,975. The Company shall be liable for the entire balance plus 10% interest from September 2013 and certain collection cost upon a default in payment by the Company. At March 31, 2014, the principal amount of this promissory note amounted to $50,000.

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

On March 5, 2014, the Company issued 7,000,000 shares of common stock to four recipients upon the assignment and cancellation of $7,000 of principal debt due under one of the Company’s 12% convertible promissory note which matures on December 31, 2014.  The Company’s note holder assigned $7,000 of the note to third parties and the note was cancelled in exchange for common stock at a price of $0.001 per share. The Company accounted for the reduction of the conversion price from $0.30 to $0.001 per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debt of $132,357 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.

Presently, the principal amounts of these notes are convertible into an aggregate of 1,643,333 shares of our common stock.  At March 31, 2014 and June 30, 2013, the Company had $74,678 and $29,753, respectively in accrued interest on the notes. At March 31, 2014 and June 30, 2013, the principal amounts of these notes amounted to $493,000 and $500,000, respectively.

8% Convertible Promissory Notes

Between January 2014 and February 2014, the Company issued convertible promissory notes in an aggregate amount of $85,500. The notes bear interest at 8% per annum and mature in October 2014 and November 2014.  The Company paid debt issuance cost of $5,500 and finder’s fee of $16,000 in connection with these notes payable which are being amortized over the term of the notes. The notes are convertible at the option of the holder into shares of common stock beginning on the date which is 180 days after the date of the notes, at a conversion price equal to 58% of the average of three lowest trading prices during the 10 trading day period of the Company’s common stock prior to the date of conversion. On March 13, 2014 the Company and the note holder entered into an amended agreement to modify the floor conversion price to $0.00009. During the first 180 days following the date of the note the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a graduating premium ranging from 115% to 145%.  After this initial 180 day period, the Company does not have a right to prepay the note.

In March 2014, the Company issued convertible promissory note of $78,500. The note bears interest at 8% per annum and matures in December 2014.  The Company paid debt issuance cost of $3,500 and finder’s fee of $15,000 in connection with this note payable and is being amortized over the term of the note. The note is convertible at the option of the holder into shares of common stock beginning on the date which is 180 days after the date of the notes, at a conversion price equal to 53% of the average of three lowest trading prices during the 10 trading day period of the Company’s common stock prior to the date of conversion. The floor conversion price is $0.00009 per share. During the first 180 days following the date of the note the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a graduating premium ranging from 110% to 145%.  After this initial 180 day period, the Company does not have a right to prepay the note.

The Company evaluated whether or not the convertible promissory notes contain embedded conversion features, which meet the definition of derivatives under ASC 815-15 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the convertible promissory notes have floor conversion prices, the convertible promissory notes were not considered derivatives.

Debt Discounts

In connection with the 12% convertible promissory notes offering, we issued the purchasers Series C Warrants to purchase an aggregate of 733,335 shares of our common stock at an exercise price of $0.45 per share.  The exercise price of the Series C warrant is subject to adjustment in the event of stock splits, dividends, recapitalizations and similar corporate events. In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) existed as of February 10, 2011.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. Based on the stock price on the day of commitment, the discount as agreed to in the note, and the number of convertible shares, and the value of the warrants included in the units, the total discount was valued at $165,579. In accordance with ASC 470, the Company amortized the BCF and relative fair value of the warrants over the two year term of the note.

In connection with the 8% convertible promissory notes, the convertible notes were considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock in accordance with ASC 470-20-25. Therefore the portion of proceeds allocated to the convertible notes of $164,000 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the term of the notes.

For the nine months ended March 31, 2014 and 2013 the Company recognized $19,732 and $48,294, respectively of amortization of debt discount.  As of March 31, 2014 and June 30, 2013 the discount had a carrying value of $144,267 and $0, respectively.

For the nine months ending March 31, 2014 and 2013, the Company recognized $4,874 and $27,986 of amortization of deferred financing cost, respectively. At March 31, 2014 and June 30, 2013, deferred financing cost amounted to $35,126 and $0.

NOTE 9. – STOCKHOLDERS’ EQUITY.

Our authorized capital stock consists of 200,000,000 shares of common stock, $0.01 par value per share, and 5,000,000 shares of preferred stock, par value $0.01 per share.  As of March 31, 2014 and June 30, 2013, there are 44,224,113 and 36,670,238 shares of common stock issued and outstanding, respectively. There are no shares of preferred stock issued and outstanding.

On March 1, 2014, the board of directors of the Company voted in favor of an amendment to restate the Articles of Incorporation in order to (i) to reduce the par value of the Company’s common stock from $0.01 per share to $0.001 per share and (ii) to increase the authorized number of shares of common stock from 200 million to 3 billion shares (the “Amendment”). The Amendment requires an approval from the stockholders’ of the Company. As such, the financial statements do not reflect the results of the Amendment

Common stock

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

On March 5, 2014, the Company issued 7,000,000 shares of common stock to four recipients upon the assignment and cancellation of $7,000 of principal debt due under the Company’s 12% convertible promissory note which matures on December 31, 2014 (see Note 8).

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

NOTE 10. STOCK OPTIONS AND WARRANTS.

Common Stock Purchase Warrants

A summary of the status of the Company's outstanding stock warrants as of March 31, 2014 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Balance at June 30, 2013	5,110,876	$0.56	0.41
Granted	-	-	-
Cancelled	-	-	-
Forfeited	(5,110,876)	0.56	-
Exercised	-	-	-
Balance at March 31, 2014	-	$-	-

Warrants exercisable at March 31, 2014	-	$-	-

Weighted average fair value of options granted during the nine months ended March 31, 2014		$-

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

On December 2, 2013, the Company executed a Resignation and Transition Services Agreement with our former Chief Financial Officer (the “former CFO”) whereby both parties agreed to terminate the employment agreement of the former CFO. The former CFO has resigned as an employee and member of the Board of Directors of the Company and has agreed to provide transition services to the Company. Pursuant to the Resignation and Transition Services Agreement, the former CFO is entitled to a cash compensation of $40,000 payable at the rate of $1,250 per week for 32 weeks and all unvested options granted to the former CFO immediately vested and shall remain exercisable through their original expiration date. The Company has recognized and included the $40,000 cash compensation in accrued expenses as of March 31, 2014 (see Note 7).

On March 6, 2014, the Company granted 50,000 five year incentive stock options under the Plan to purchase shares of common stock at approximately $0.05 per share. These options were valued on the grant date at approximately $0.05 per option using a Black-Scholes option pricing model with the following assumptions: stock price of approximately $0.05 per share, volatility of 262%, expected term of 5 years, and a risk free interest rate of 1.57%.

			Weighted Average
	Options	Value	Exercise Price	Fair Value
Outstanding at June 30, 2013	5,525,005	$1,043,001	$0.19	-
Granted	50,000	2,475	0.05	0.05
Forfeited	(10,000)	-	0.30	-
Outstanding at March 31, 2014	5,565,005	$1,042,476	$0.19	-

For the nine months ending March 31, 2014 and 2013, total stock-based compensation related to the options was $156,003 and $212,324, respectively.    The total intrinsic value of stock options outstanding and exercisable as of March 31, 2014 and June 30, 2013 was $0.

NOTE 11. COMMITMENTS AND CONTINGENCIES.

On December 23, 2013, the Company entered into a consulting agreement whereby such consultant intends to provide advisory services and introduce acquisition or potential mergers partners, investors or financing sources. The Company shall pay a fee equal to 20% of the consideration received by the Company upon the closing of any such transaction. During the nine months ended March 31, 2014, the Company paid finders fee for a total of $31,000 to such consultant in connection with the issuance of the 8% convertible notes (see Note 8).

NOTE 12. SUBSEQUENT EVENTS.

On April 9, 2014 the Company appointed Federico Garza-Bueron to serve as a director of the Company.   Upon his appointment to the board of directors, the Company granted him non-incentive options to purchase 1,500,000 shares of the Company’s common stock under the 2010 Equity Compensation Plan at an exercise price of $0.06 per share.  The options, which vested 250,000 shares upon grant and the balance in arrears quarterly until April 30, 2015, may be exercised at Mr. Garza-Bueron’s option on a cashless basis. These options were valued on the grant date at approximately $0.04 per option using a Black-Scholes option pricing model with the following assumptions: stock price of approximately $0.04 per share, volatility of 260%, expected term of 5 years, and a risk free interest rate of 1.65%.

On March 18, 2014 the Company announced in a press release that it is exploring entry into the legal Marijuana industry with an emphasis on supporting the underserved employment and staffing opportunities that are in demand.  To date, the Company has not entered into any binding agreements or made any formal decision regarding any of the foregoing.

On May 1, 2014, the Company entered into a consulting agreement whereby the consultant shall provide management consulting, business advisory, strategic planning and investor relations services. As compensation for such services, the Company shall pay $6,666 per month. Both parties can terminate this agreement by providing fifteen days written notice.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the nine months ended March 31, 2014 and 2013 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2013 as filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our business model is to grow our company both organically and through acquisitions, joint ventures and strategic partnerships with similar or complementary businesses. To support this expected growth, during fiscal 2011 we leased space which effectively doubled our warehouse space to enable us to store inventory in the local market. In an effort to further accelerate our organic growth, we are investing in our relationships with our existing partners through training sessions and other efforts to increase awareness and educate their organizations of the value of practicing sound asset recovery. During fiscal 2012 we realized our infrastructure, including warehouse configuration, product flow, processes and systems, limited our ability to grow while maintaining our profit margins.  As such, in fiscal 2013 we redesigned the product flow and processes in both of our New Jersey facilities and implemented a new management system in our main warehouse in New Jersey.   In the second quarter of fiscal 2014 we consolidated our two warehouses in New Jersey to streamline processes, reduce operating costs and realize efficiencies. We believe the new infrastructure, processes and system enable us to be scalable and have a repeatable solution to grow both organically and through acquisitions.

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

In an effort to diversify our operations, on April 3, 2014 we announced plans to introduce Weedhire.com, a career website specifically targeting employment within the legal cannabis industry. The website is scheduled to launch in May 2014 and will focus on providing job seekers a quick and easy way to find employment as well as employers to find legitimate employee candidates to work in their expanding businesses within the legal marijuana marketplace.

The Company’s Board of Directors made a decision to diversify into this space with a subsidiary business due to the perceived underserved market for employer and employee candidates to connect within the legal marijuana industry. As marijuana legislation continues to pass, our Board believes that more career opportunities will be created. Although Weedhire.com is to be an online portal and social media source for job seekers and providers, it will not be involved with the growth, sale, or distribution of marijuana.

Currently 20 states including the District of Columbia have approved medical marijuana and more are expected to follow. Industry analysts predict the current trend will accelerate and that the regulated domestic cannabis industry will grow from its current $1.5 billion market to over $20 billion by 2019.  Our expected capital requirements for this segment initially are in the area of $250,000 which we will need to raise through the sale of debt or equity securities.  We do not have any commitments for this additional capital, however, at this time and there are no assurances we will be able to raise the necessary capital.  In that event, our ability to expand our operations through this new venture will be limited.

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

During the nine months ended March 31, 2014, our net sales decreased by 11% from the comparable period in fiscal 2013, our gross profit margins decreased by 9% and our operating expenses decreased by 2% from the comparable period in fiscal 2013.  The decline in gross profit has adversely impacted our working capital.  While we do not have any commitments for capital expenditures, in order for us to sustain our current operations and grow our business we will need to raise additional working capital.  As a small public company with a limited market for our common stock, we face a number of challenges in accessing the capital markets, and the number of sources to raise working capital is limited.  During fiscal 2013 and the nine months ended March 31, 2014 we explored a number of options to provide additional capital to our company and we are continuing our efforts to raise additional working capital, either in the form of equity, debt or a combination of the two.  In fiscal 2014 we have raised $124,000 through the sale of short term convertible notes which mature between October 2014 and December 2014, and are convertible at the option of the holders into shares of our common stock based upon a disclosure to the market price.  In addition, we have $493,000 principal amount of 12% convertible notes which mature in December 2014.  These notes are convertible at the option of the holders into shares of our common stock at a conversion price of $0.30 per share.  We do not presently have sufficient funds to satisfy these obligations and will need to raise additional capital should the holders not elect to convert the notes.  However, we do not have any commitments for additional capital, and there are no assurances we will be successful in raising capital upon terms acceptable to us, if at all.   If we are unable to raise additional working capital, absent a significant increase in our net sales, we will have to reduce certain operating expenses, which may not be sufficient to sustain our operations.  In order to reduce our operating expenses we have opted out of the second warehouse lease in New Jersey, effective November 1, 2013, and are in discussions with the landlord of the Tampa, Florida facility to terminate that lease.  We have also made some personnel reductions including our former Chief Financial Officer in accordance with the sales decline. On December 2, 2013, we executed a Resignation and Transition Services Agreement with our former Chief Financial Officer.  If we are unable to grow sales we will potentially have to make additional personnel reductions.   If we are unable to raise additional capital as needed, increase sales or significantly reduce costs, our current cash position will only sustain operations for approximately three months and we will not have the funds necessary to satisfy our obligations as they become due.  In that event, our ability to continue as a going concern is in jeopardy.

Going Concern

For fiscal 2013 we reported a net loss of approximately $1,321,000 and net cash used for operating activities of approximately $725,000.  For the nine months ended March 31, 2014 the Company reported a net loss of approximately $1,256,000 and at March 31, 2014 we had an accumulated deficit of approximately $10,131,000. The report of our independent registered public accounting firm on our financial statements for the year ended June 30, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the loss for the current year, the accumulated deficit and the net cash used in operating activities.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our sales and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Our business is driven by either businesses or the government entities updating older equipment or partnering with our company to dispose of old or unused equipment.  As such, the timing of equipment inflow is not consistent or predictable.  Sales for the three and nine months ended March 31, 2014 decreased 36% and 11% as compared to the comparable period in fiscal 2013, respectively. Our sales decreased in the fiscal 2014 periods as a result of the reduction of equipment volume from a significant customer who was sending equipment to our New Jersey facility.  We do not expect the volume from that customer to return to prior levels. In order to further increase our sales, we are marketing our services with a focus managed services on building our existing Department of Defense data destruction platform of services to new and existing customers as well as hosting webinars and sales training sessions for existing customers with a view towards leveraging those existing relationships. We expect revenues to remain constant during the remainder of the fiscal year.

Our gross profit margin depends on various factors, including product mix, pricing strategies, market conditions, personnel levels and other factors, any of which could result in changes in gross margins from period to period. Gross profit increased (decreased) 1% and (9)% during the three and nine months ended March 31, 2014, respectively, as compared to the comparable periods in fiscal 2013 which was directly attributable to the reduction in gross profit margins on equipment sales and increased freight costs for the shipment of goods to Tampa. As a percentage of sales, the gross profit margin was 38% during the nine months ended March 31, 2014 and 47% in the comparable period in fiscal 2013. The decrease in gross profit margin was due to buying equipment from other remarketers to complete orders reducing margins as well as the increase in net freight expenses and higher recycling charges. We expect margins to return to prior levels in the coming quarters.

Selling, general and administrative expenses decreased 20% and 2% during the three and nine months ended March 31, 2014, respectively, as compared to the comparable periods in fiscal 2013. The decrease during the three months ended March 31, 2014 is primarily attributable to the decrease in stock based compensation due to the options have been fully vested and recognized during the second quarter of fiscal 2014.

Other income (expense) decreased 72% and 65% during the three and nine months ended March 31, 2014, respectively, as compared to the comparable periods of fiscal 2013. The decrease is the result of the recognition of the gain from settlement of accounts payable of $170,975. On February 24, 2014, the Company entered into a settlement agreement with a certain vendor pursuant to which the Company has fully settled an outstanding balance to the vendor amounting to $230,975 by issuing a promissory note of $60,000 payable in 12 monthly consecutive installments starting on February 28, 2014. The Company is liable, however, for the entire balance plus 10% interest from September 2013 and certain collection cost upon a default in payment by the Company. At March 31, 2014, the principal amount of this promissory note amounted to $50,000.  Such decrease is offset primarily by an increase in loss from extinguishment of debt $132,357 for both periods during the three and nine months ended March 31, 2014 as a result of the assignment and conversion of $7,000 notes into common stock.

Net loss during the three and nine months ended March 31, 2014 was approximately $(165,000) and $(1,256,000) as compared to net loss of approximately $(86,000) and $(942,000) to the comparable periods in fiscal 2013, respectively, resulting from a decrease in gross profit margin.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for operating the business.  At March 31, 2014 we had a working capital deficit of approximately $1,230,000 as compared to working capital of approximately $10,000 at June 30, 2013.  The decreased working capital at March 31, 2014 is primarily attributable to a decrease in accounts receivable, inventories and an increase in accounts payable and customer deposits, which is partially offset by decreases in accrued expenses and prepaid expenses. In the third quarter of fiscal 2014, we received net proceeds from the issuance of 8% convertible notes amounting to $124,000. The proceeds from these notes were used for working capital purposes.

Cash increased 23% at March 31, 2014 from June 30, 2013 primarily as a result of cash provided by investing and financing activities.  Accounts receivable decreased 87% at March 31, 2014 from June 30, 2013 which is attributable to timing of sales.  Accounts payable remained in the same level at March 31, 2014 from June 30, 2013.  Customer deposits increased 156% at March 31, 2014 from June 30, 2013 which is attributable to prepayments by customers for orders that had not shipped by the end of third quarter of fiscal 2014 and the processing of invoices for customer equipment purchases net in accounts receivable.  By recording the invoices net, instead of recording them separately as accounts receivable and accounts payable, some customers have a net credit balance in accounts receivable that may have had a debit balance in accounts receivable and a credit balance in accounts payable previously.  At the end of the quarter, we reclassify the credit balances from accounts receivable into customer deposits.  Inventories decreased 7% at March 31, 2014 from June 30, 2013 due to the partial sale of the consigned inventory.  Unlike many companies in other businesses which time inventory purchases to maintain an adequate amount of inventory for its anticipated sales, our inventory levels will fluctuate primarily based upon the decommissioning schedules for legacy IT by our clients which determine when we take possession of the used IT equipment.  As a result, our inventory levels have historically fluctuated from period to period and we expect that fluctuation to continue in future periods. Additionally, at March 31, 2014 we have consigned inventory which represented 65% of our inventories at that date.  Our refurbishing partner believes they can sell the units by the end of year 2014.  If they are not able to move the units, we will find other customers, which could result in a sale for below our basis. Accrued expenses decreased 4% at March 31, 2014 from June 30, 2013 due to timing of payroll and invoices that were not received at period end.

Cash flows

Net cash provided by operating activities was approximately $94,000 for the nine months ended March 31, 2014 as compared to net cash used in operating activities of approximately $(533,000) for the nine months ended March 31, 2013.

In the nine months ended March 31, 2014 cash was used as follows:

●	Net loss was approximately $(1,256,000), partially offset by
●	Net changes in operating assets and liabilities of approximately $886,000, and
●	Non-cash operating expenses of approximately $448,000.
●	Non-cash operating income of approximately $171,000.

In the nine months ended March 31, 2013 cash was used as follows:

●	Net loss was approximately $(942,000), partially offset by
●	Net changes in operating assets and liabilities of approximately $97,000, and
●	Non-cash operating expenses of approximately $311,000.

Net cash provided by (used in) investing activities was approximately $18,000 for the nine months ended March 31, 2014 as compared to approximately $(188,000) for the nine months ended March 31, 2013.  The nine months ended March 31, 2014 reflects the decrease in purchase of additional equipment and decrease in restricted cash as compared to the nine months ended March 31, 2013.  The equipment purchases in the fiscal 2013 period are primarily for the system and process changes.

Net cash provided by financing activities was approximately $105,000 for the nine months ended March 31, 2014 as compared to approximately $39,000 for the nine months ended March 31, 2013. The increase is primarily attributable to the issuance of convertible notes payable during the third quarter of fiscal 2014.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies in Note 1 to the financial statements appearing elsewhere in this report affect our more significant judgments and estimates used in the preparation of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Recent Accounting Pronouncements

We have adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as the result of the failure to timeline file a Current Report on Form 8-K.  Our management believes that this weakness was an isolated event and that it has been remedied subsequent to the end of the quarter.

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

Item 5. Other Information.

    In May 2014 we entered into an agreement with Brainard Ventures LLC to provide business and advisory services to us.  Under the terms of this agreement, which may be cancelled by either party upon 15 days notice, we agreed to pay the consultant a monthly fee of $6,660.  The agreement contains customary confidentiality and indemnification provisions.  The description of this agreement is qualified in its entirety by reference to the agreement which is filed as Exhibit 10.23 to this report.

On May 6, 2014 we issued a press release announcing we had entered into an agreement with Resume2Hire.  A copy of this release is included as Exhibit 99.1 to this report. Pursuant to General Instruction B.2 of Form 8-K, the information appearing in this item, including Exhibit 99.1, is being furnished and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise be subject to the liabilities of that section, nor is it incorporated by reference into any filing of AnythingIT, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 6. Exhibits.

No.	Description
10.23	Consulting Agreement dated May 1, 2014 by and between AnythingIT, Inc. and Brainard Ventures LLC *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer*
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer*
99.1	Press Release dated May 6, 2014

101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAE	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *

*           filed herewith
**         In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANYTHINGIT Inc.

May xx, 2014	By:	/s/ David Bernstein
Name: David Bernstein
Chief Executive Officer and principal financial and accounting officer)