Form 10-Q/A
period 2014-03-31
AnythingIT, Inc.
filed 2014-05-09
CIK 1129048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Paragraph

AnythingIT, Inc. is filing this Amendment No. 1 on Form 10-Q/A to its quarterly report on Form 10-Q for the period ended March 31, 2014 as originally filed with the Securities and Exchange Commission on May 8, 2014 (the “Original Report”) to correct a ministerial omission of the date of the signature that appears on page 24 of the Original Report, as well as the signature dates of Exhibits 31.1, 31.2 and 32.1 filed with the Original Report.

This Amendment No. 1 on Form 10-Q/A for the period ended March 31, 2014 also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1.  No attempt has been made in this Amendment No. 1 on Form 10-Q/A for the period ended March 31, 2014 to modify or update the other disclosures presented in the Original Report except as set forth herein. This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the Original Report or, as applicable, Amendment No. 1, or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and our other filings with the SEC.

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

ANYTHINGIT, INC.
Statements of Operations
(Unaudited)

	For the		For the
	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$938,142	$1,464,097	$2,970,037	$3,333,001
Cost of sales	451,076	719,311	1,845,220	1,773,033
Gross profit	487,066	744,786	1,124,817	1,559,968

Operating Expenses
Selling, general and administration	645,345	803,153	2,337,199	2,374,296

Operating loss	(158,279)	(58,367)	(1,212,382)	(814,328)

Other income (expense) :
Gain from settlement of accounts payable	170,975	-	170,975	-
Loss from extinguishment of debt	(132,357)	-	(132,357)	-
Interest expense, net of interest income of $25, $268,
$362 and $1,487, respectively	(45,780)	(25,565)	(82,643)	(125,216)

Total other income (expenses) - net	(7,162)	(25,565)	(44,025)	(125,216)

Loss before income taxes	(165,441)	(83,932)	(1,256,407)	(939,544)

Provision for income taxes	-	(2,063)	-	(2,063)

Net Loss	$(165,441)	$(85,995)	$(1,256,407)	$(941,607)

Net loss per common share:
Basic:	$(0.00)	$(0.00)	$(0.03)	$(0.03)
Diluted:	$(0.00)	$(0.00)	$(0.03)	$(0.03)

Weighted average common shares outstanding basic	41,097,447	36,479,571	38,340,757	36,295,347
Weighted average common shares outstanding diluted	41,097,447	36,479,571	38,340,757	36,295,347

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

Item 6. Exhibits.

No.	Description
10.23	Consulting Agreement dated May 1, 2014 by and between AnythingIT, Inc. and Brainard Ventures LLC ***
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer*
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer*
99.1	Press Release dated May 6, 2014 ***

101.INS	XBRL Instance Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **
101.LAE	XBRL Taxonomy Extension Label Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.SCH	XBRL Taxonomy Extension Schema **

*          filed herewith
**        In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.
***      previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANYTHINGIT Inc.

May 8, 2014	By:	/s/ David Bernstein
Name: David Bernstein
Chief Executive Officer and principal financial and accounting officer)