Form 10-K
period 2014-06-30
AnythingIT, Inc.
filed 2014-09-24
CIK 1129048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014
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

Registrant’s telephone number, including area code: (877) 766-3050

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
NONE	NOT APPLICABLE

Securities registered under section 12(b) of the Act: None
Securities registered under section 12(g) of the Act: Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Approximately $470,260 on December 31, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  57,591,373 shares of common stock are issued and outstanding as of September 18, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A – “Risk Factors” of this report.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

OTHER PERTINENT INFORMATION

We maintain our website at www.anythingit.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Information on our website is not a part of this report.

Unless specifically set forth to the contrary, when used in this report the terms “AnythingIT”, the “Company”, “we”, “us”, “our” and similar terms refer to AnythingIT, Inc., a Delaware corporation, “fiscal 2014” refers to the fiscal year ended June 30, 2014, “fiscal 2013” refers to the fiscal year ended June 30, 2013 and “fiscal 2012” refers to the fiscal year ended June 30, 2012.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

Overview

We are a provider of green technology solutions, managing the equipment disposition needs of our government and commercial clients by buying, reselling or recycling, in an environmentally and regulatory compliant manner, computers and other technology hardware.  By delivering cost-effective asset management solutions and capitalizing on our knowledge and relationships in the industry, we believe that we are able to maximize the technology dollars of our clients. In addition, on April 3, 2014 we announced plans to diversify our operations and introduce Weedhire.com, a career website specifically targeting employment within the legal cannabis industry.

Within our recycling business, our focus is on executing and managing secure, compliant end-of-life information technology (“IT”) asset management and disposition services.  As part of our services, we provide a comprehensive asset management system or integrate with our clients’ existing asset management systems with the goal of providing a clear audit trail of the asset and providing our clients the ability to assess shipping or disposal status, take inventory and generate settlement reports for every returned asset.  Additionally, we are focused on partnering with veterans, either through providing employment opportunities directly or through our continuing support of Work Vessels for Veterans, a 501(c)(3) non-profit organization. Through our partnership with Work Vessels for Veterans, we are committed to hiring US veterans and providing them with tools and employment opportunities to acquire the skill sets to achieve a career within the green information technology marketplace.

The Weedhire.com website launched in May 2014 and is focused on providing job seekers a quick and easy way to find employment as well as employers to find legitimate employee candidates to work in their expanding businesses within the legal marijuana marketplace.

We maintain our principal office in Fair Lawn, New Jersey.

Business Strategy and Recent Developments

Weedhire.com

Weedhire.com is a career website specifically targeting employment within the legal cannabis industry.  In order to support our transition into this business, we are in the process of changing our corporate name to WeedHire International, Inc.  We made the decision to diversify into this space due to the perceived underserved market for employer and employee candidates to connect within the legal marijuana industry. As marijuana legislation continues to pass, we believe that more career opportunities will be created. Although Weedhire.com is to be an online portal and social media source for job seekers and providers, it will not be involved with the growth, sale, or distribution of marijuana.

Currently 20 states including the District of Columbia have approved medical marijuana and more are expected to follow. We believe the current trend will accelerate and that the regulated domestic cannabis industry will grow from its current $1.5 billion market to over $20 billion by 2019.  Our expected capital requirements for this portion of our business initially is approximately $250,000 which we will need to raise through the sale of debt or equity securities.  We do not have any commitments for this additional capital, however, at this time and there are no assurances we will be able to raise the necessary capital.  In that event, our ability to expand Weedhire.com will be limited.

IT Asset Recycling

Management is currently evaluating strategic alternatives for our IT asset recycling operations including the partial or full sale of this business or entering into potential joint ventures with parties who will take over its operations. Presently we do not have a timetable for when or if this operation will be sold or a suitable joint venture partner can be identified, and even if identified if terms of an agreement will be reached.  Pending any potential sale or joint ventures, we plan to pursue the following expansion strategy, albeit, to a lesser extent:

●	expanding our sources of public and private technology equipment;
●	expanding our resources for environmentally compliant recycling and reuse of equipment;
●	expanding our geographical footprint; and
●	further penetrating the large global market for the resale of useful equipment.

We continue to meet the needs of federal, state and local government and public sector healthcare agencies as a source of legacy IT product.  As a result of our schedule award from the U.S. General Services Administration (“GSA”), we are approved to service all agencies of the government, including federal, state and local government, healthcare, education and Homeland Security. For the overall management of legacy IT equipment, we have a variety of programs, including:

●	RecycleToday – providing immediate, environmentally compliant downstream disposition, and
●
RecycleTomorrow™ – providing advanced budgeting for the disposal of equipment in conjunction with new product purchases that will eventually become obsolete from one of our partners, either original equipment manufacturers (“OEMs”) or value-added resellers (“VARs”).

IT Asset Recycling Growth and Acquisition Strategy

We expect that our ability to grow our Company will be accelerated by expanding geographically, either organically or through acquisition.  We believe we can grow through synergistic acquisitions of similar high service companies with positions in various geographic and product markets which we believe may be advantageous to us. Our internal research has shown that our industry is populated primarily by small, regional companies, many with strong relationships and reputations but without the critical mass, resources or financial market expertise to maximize on their potential or create an exit strategy for their owners. It is our intent to seek to acquire one or more complementary companies in our space.  We believe that there are several potential acquisition targets in the end-of-life IT asset management recycling business which would be synergistic and broaden our overall competiveness.  However, as we do not have any agreements or understandings with any third parties regarding the terms and conditions of any future acquisitions or leases for additional warehouse space in other geographies, there are no assurances we will be successful in implementing this growth strategy. In addition, in all likelihood we will need to raise additional capital to fund this strategy, and as discussed elsewhere herein, our ability to access the capital markets is limited.

The IT Asset Recycling Industry

We believe that the disposal of aging IT assets is becoming increasingly problematic. In 2010, the number of installed personal computers (“PCs”) worldwide had surpassed 1.4 billion units and was projected to eclipse 2.3 billion units in 2015, according to Gartner, Inc.  Gartner, Inc. analysts estimate that the worldwide installed base of mobile PCs in the home will grow by an average of 23.1% between 2010 and 2015.  According to Kleiner Perkins Caufield & Byers the installed base of the PC is expected to remain static through 2015 while the growth in the installed base of tablets will increase from under 100 million in 2011 to over 700 million in 2015 and the installed base of smartphones will increase from over 600 million in 2011 to over 2.2 billion in 2015.  Each PC, tablet, smartphone, server, storage system, printer or IT device retired can pose a data security risk and potential environmental hazard.  If not processed properly for disposal, this increasing stream of electronic waste, or “E-waste”, can have a detrimental impact on the environment. E-waste has been identified by the U.S. Environmental Protection Agency (“EPA”) as the fastest-growing and potentially most hazardous waste stream in the world. Today, we believe that organizations are looking for solutions to divert this waste from the common waste stream and ensure that the hazardous materials that are resident in electronics do not end up in landfills.

IT Asset Recycling Products and Services

Our focus in this aspect of our business is on executing and managing secure, compliant end-of-life IT asset management and disposition services.  As part of our services, our reporting systems provide a clear audit trail of the asset, detailing disposal status, remarketing inventory and settlement reports for every remarketable asset.

We offer a full suite of information technology asset disposition services or ITAD.  Our products and services revolve around:

●	government mandated IT redeployment Producer Takeback Trade-In and Asset Recovery and Remarketing Programs;
●	regulatory compliant E-waste processing;
●	global logistics management and secure disposal transportation; and
●	secure data erasure and destruction.

We believe that our RecycleTomorrow™ program is a cornerstone of our product offerings. The program was created as a means to facilitate the bundling of ITAD services on new devices.  This is a stock-keeping unit (“SKU”) based service that our clients can resell alongside any new equipment sales to their clients.  For many organizations, we believe that this program addresses the various funding and budgetary hurdles of achieving regulatory compliance at a reduced recycling services cost. We believe that one inherent advantage of the RecycleTomorrow™ program is the capability of essentially capitalizing the expense of disposition requirements into the acquisition cost of the new IT asset.

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

Our ITAD Customers

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

We are an approved service provider under GSA’s IT Schedule 70, a U.S. government program of approved IT vendors for federal, state and local governments, which enables us to sell services to U.S. government, state and local government agencies.  GSA 70 contracts provide government agencies, prime contractors, and state and local governments with an efficient and cost-effective means for buying commercial IT products and services. GSA purchasers under IT Schedule 70 may place unlimited orders for products under GSA contracts.  In addition, GSA provides access to state and local government agencies to utilize services identified in IT Schedule 70. The terms of these schedules are five years, and our current schedule was renewed in 2012.  We do not believe the changes at the GSA will have a negative impact on our Company. As a result of the services provided to date, since 2002 we have received U.S. Congressional Recommendations for IT asset management, forensic data scrub (Department of Defense 5220.22M certified), trade-in (Exchange/Sale), donation processing, and disposal services solutions.  We sometimes act as a subcontractor for a prime contractor that sells new equipment to government agencies.  We have also entered into task order contracts with Federal Government agencies. Task order contracts specify the period of performance, including the number of option periods, and specify the quantity and scope of products and services the Federal agency will acquire under the contract. After award of the master contract, the Federal agency will issue individual task orders, as needed, to address specific defined requirements. Task orders typically include a statement of work and/or a bill of materials that define the services or products the contractor will be obligated to deliver.

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

During fiscal 2014, one customer represented approximately 10% of our net sales and in fiscal 2013, two customers represented approximately 22% of our net sales.  In fiscal 2014, one of those customers ceased shipping product to our New Jersey warehouse resulting in a precipitous decrease in revenue.

While we implement our diversification plan and evaluation of the IT Asset Recycling business discussed above, we are responding to recent revenue declines through marketing our services with a focus managed services on building our existing Department of Defense data destruction platform of services to new and existing customers as well as hosting webinars and sales training sessions for existing customers with a view towards leveraging those existing relationships.  As of the date of this report, such undertakings have resulted in our entry into two annually renewable contracts with a top 20 utility company serving over 2.9 million people and with a U.S. military contractor.

Regulation

In New Jersey, companies that are strictly refurbishing electronics for resale or donation do not need an approval from the New Jersey Department of Environmental Protection (the “DEP”) to operate; however, if the company will be storing any unusable electronics, the company is regulated as a universal waste handler. We are subject to regulation by the State of New Jersey as a small quantity handler of consumer electronic waste, including batteries.

In June 2002, the DEP adopted an amendment to the Universal Waste Rule (the “UWR”) including consumer electronics as a universal waste. Consumer electronics includes the components and sub-assemblies that collectively make up the electronic products and may, when individually broken down, include batteries, mercury switches, capacitors containing polychlorinated biphenyl (“PCBs”), cadmium plated parts and lead or cadmium containing plastics.  Under the UWR, a generator of consumer electronics is regulated as a small or large quantity handler. A small quantity handler of universal waste accumulates less than 5,000 kilograms (11,000 pounds) of universal waste at any given time. This includes all types of universal waste being generated at the site. A large quantity handler of universal waste accumulates greater than 5,000 kilograms of universal waste at any given time. Demanufacturers of consumer electronics are regulated in New Jersey as Class D recycling centers and are required to obtain a Class D Recycling Center Approval. Large quantity universal waste handlers may not demanufacture electronics and small quantity universal waste handlers are allowed to demanufacture electronics without obtaining a Class D Recycling Center Approval; however, processing or treating the components, for example by crushing or shredding, is prohibited.  In July 2012 we filed for a Class D permit in New Jersey to enable us to expand our demanufacturing processes, which was approved in November 2012.  We have requested the termination of our Class D permit as we are no longer providing the services which require that permit.

Although there is no standard regulation on the federal level, we have elected to voluntarily pursue the International Organization for Standardization (“ISO”) 14001:2004 Environmental Management System certification for responsible electronics recyclers which are administered by the ISO.  We have also completed our e-Stewards Certification from the Basel Action Network and ISO 9001 Quality Management Certification.  These are defined as best practices for responsible electronics recycling and environmental management that incorporate EPA-supported requirements and the quality, environmental, and health and safety (QEH&S) management system standard for the recycling industry. In this vein, in October 2011 we were awarded certifications for RIOS responsible recycling R2 practices as well as ISO 14001:2004 and in June 2012 we were awarded the e-Stewards and ISO 9001 certifications.  We believe these industry certifications will assist us in building awareness of the benefits of our services and differentiate us from many competitors in our industry.

Trademarks

We are the owner of the service mark, “RecycleTomorrow”, registered with the U.S. Patent and Trademark Office under registration number 3459925 dated July 8, 2008.  We filed an application under serial number 86314771 with the U.S. Patent and Trademark Office for the service mark WeedHire and logo on June 19, 2014. We believe that these trademarks avail us of important branding opportunities.

Our Employees

As of September 18, 2014, we employed 18 full-time employees and one part time employee.  We maintain a satisfactory working relationship with our employees.

Currently, none of our employees is represented by a labor union or is subject to a collective bargaining agreement.

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

In order to support our transition into the legal cannabis industry employment business and position our company for future capital raising transactions, we are in the process of changing our corporate name to WeedHire International, Inc. and  increasing our authorized capital stock from 200,000,000 to 3,020,000,000 shares, of which 20,000,000 will be preferred shares, $0.000001 par value per share, with such designations, rights and preferences as our board of directors may determine from time to time.

ITEM 1A.    RISK FACTORS.

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully the following risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

For fiscal 2014 we reported a net loss of approximately $1.9 million and net cash used in operating activities of approximately $121,000.  At June 30, 2014, we had an accumulated deficit of approximately $10.8 million. The report of our independent registered public accounting firm on our financial statements for the year ended June 30, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the loss for the current year, the accumulated deficit and the net cash used in operating activities.  Our financial statements have been prepared assuming we will continue as a going concern. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we are successful in significantly increasing our sales. There are no assurances that we will be able to raise our sales to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our Company.

We have a history of losses, our net sales declined in fiscal 2014 from fiscal 2013, cash flow has dramatically decreased and there are no assurances we will ever report profitable operations.

Our net sales for fiscal 2014 declined approximately 18% from fiscal 2013 and our margins declined by 8% from fiscal 2013 and operating expenses decreased by 10% from fiscal 2013.  For fiscal years 2014 and 2013, we reported net losses of approximately $1.9 million and $1.3 million, respectively.  At June 30, 2014, we had an accumulated deficit of approximately $10,813,597 million.  Cash used in operations in fiscal 2014 was approximately $121,000 as compared to $725,000 in fiscal 2013.  We believe we have the staff, systems and infrastructure in place to scale the business but we need to grow sales to eliminate our losses.  However, we operate in a very competitive environment and there are no assurances we will be able to increase our net sales in future periods. Until such time as we are able to increase our net sales to a level which supports our operating expenses, of which there are no assurances, we will continue to deplete our cash and report losses.

Our future success depends on our ability to grow and expand our Weedhire.com website. Our failure to achieve such growth or expansion could materially harm our business.

To date, our revenues have been derived from the IT asset recycling business which we are currently evaluating our strategic options for possible disposition as we reposition ourselves to focus on the migrate into the operation of a career website specifically targeting employment within the legal cannabis industry. Our success and the planned growth and expansion of our business depend on us achieving acceptance of our services from both prospective employers and employees. There can be no assurance that employers or employees will utilize our website or that we will develop a sufficient base of employers and employees to support our business. If we are unable to effectively market or expand customer acceptance of our career website, we will be unable to grow and expand our business or implement our new business strategy. This could materially impair our ability to increase sales and revenue and materially and adversely affect our margins, which could harm our business and cause our stock price to decline.

We may need additional financing, which we may not be able to obtain on acceptable terms. If we cannot raise additional capital as needed, our ability to grow our Company and sustain our business could be in jeopardy.

At June 30, 2014 we had working capital of approximately $1.6 million, a decline of 15,741% from June 30, 2013.  In addition, our cash at June 30, 2014 increased by 49% from June 30, 2013.  The decline in our working capital is primarily related to the decline in our net sales in fiscal 2014.  Capital is needed for the effective expansion of our business, as well as to provide sufficient working capital to sustain our current operations as we seek to increase our net sales.  In addition, we have $472,500 principal amount 12% convertible promissory notes which are due in December 2014.  Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our sales, manage our business and control our expenses.  In order to fully implement our growth strategy, we will need to raise additional capital. We do not have any firm commitments to provide any additional capital and we anticipate that we will have certain difficulties raising capital given the illiquid nature of an investment in our Company, our recent decline in net sales and our history of losses.  Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us, if at all.  We believe that we will need to raise capital to fund our existing operating expenses for the next 12 months, absent a significant increase in our net sales, of which there are no assurances.  If we are unable to obtain additional capital or increase sales, we will have to reduce our operating expenses that could impact our ability to successfully compete or execute on our strategy.

Federal regulation and enforcement may adversely affect the implementation of medical marijuana laws and regulations may negatively impact our revenues and profits.

Currently, there are twenty-three states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Currently, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of our customers to invest in or use our services that may be used in connection with the operation of a cannabis business. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the Company.

It is possible that federal or state legislation could be enacted in the future that would prohibit us or any future or potential customers from selling our products, and if such legislation were enacted, our revenues could decline, leading to a loss in your investment.

We are not aware of any federal or state regulation that regulates the operation of a career website specifically targeting employment within the legal cannabis industry. If federal and/or state legislation is enacted which prohibits providing employment placement services within the legal cannabis industry, we may not be able to generate any revenues, leading to a loss of a material portion of your investment.

The IT asset recycling industry in which we compete is highly competitive.

We face intense competition in each area of our IT asset recycling business, and many of our competitors have greater resources and a more established market position than we have. Our primary competitors include:

●
privately and publicly owned businesses such as WastetoGreen, Arrow Electronics, Inc., and Flextronics International, Ltd. that offer asset management and end-of-life product refurbishment and remarketing services; and

●
major manufacturers of computer equipment such as Dell Computer Corporation, Hewlett Packard and IBM, each of which offers “as-is”, refurbished and new equipment through direct sales personnel, through their websites and direct e-mail broadcast campaigns.

Most of our competitors have larger customer or user bases, greater brand name recognition and significantly greater financial, marketing and other resources than we do.  Many of these competitors already have an established brand name and can devote substantially more resources to increasing brand name recognition and product acquisition than we can.  Our competitors may be able to secure products from sources of supply on more favorable terms, fulfill customer orders more efficiently or adopt more aggressive price or inventory availability policies than we can.  We also anticipate that competition will intensify if prices for new computers continue to decrease.  There are no assurances we will ever effectively compete in the IT asset recycling industry.

Our IT asset recycling business is subject to environmental laws and regulations that could materially adversely affect its business.

Our IT asset recycling operations are regulated under various federal, state, local and international laws governing the environment including laws governing the discharge or pollutants into the air and water, the management and disposal of hazardous substances and waste and the cleanup of contaminated sites.  We have fully implemented processes and procedures to ensure that this aspect of our operations are in compliance with all applicable environmental regulations. We do not believe that costs of compliance with these laws will have a material adverse effect on our capital expenditures, operating results or competitive position. The imposition of more stringent standards or requirements under environmental laws or regulations, could materially adversely affect our Company and results of operations.

We depend highly on our current executive officers whose unexpected loss may adversely impact our business and with whom we do not have a formal employment agreement.

We rely heavily on the expertise, experience and continued services of Mr. Bernstein and Mr. Stelmak.  We presently have employment agreements with them, yet owing to our recurrent negative cash flow, there can be no assurance that we will be able to continue our retention of them under these agreements, and should any one or more of them choose to leave us for any reason, it would be difficult to attract and retain replacement or additional key executives. The unexpected loss of one of them may have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

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

Our intellectual property rights are valuable, and any inability to protect them could adversely affect our business.

Our intellectual property, including our trademarks and domain names and other proprietary rights, are valuable to us. To protect our intellectual property rights, we rely upon a combination of trademark, trade secret and unfair competition laws of the United States, as well as contract provisions and third-party policies and procedures governing internet/domain name registrations. However, there can be no assurance that these measures will be successful in any given case. We may be unable to prevent the misappropriation, infringement or violation of our intellectual property rights, breach of any contractual obligations to us, or independent development of intellectual property that is similar to ours, any of which could reduce or eliminate any competitive advantage we have developed, adversely affect our proposed development or otherwise harm our business.

To service our debt, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our debt and to fund the implementation of our business plan will depend on our ability to raise cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings or the proceeds from the offering of our securities will be available to us in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt, on commercially reasonable terms or at all.

Any potential future acquisitions may subject us to significant risks, any of which may harm our business.

Our long-term strategy includes identifying and acquiring companies in our industry with operations that complement ours.  Acquisitions would involve a number of risks and present financial, managerial and operational challenges, including:

●	diversion of management attention from running our existing business;
●	increased expenses including legal, administrative and compensation expenses related to newly hired employees;
●	increased costs to integrate the technology, personnel, customer base and business practices of the acquired company with our own;
●	potential exposure to material liabilities not discovered in the due diligence process;
●	potential adverse effects on our reported operating results due to possible write-down of goodwill and other intangible assets associated with acquisitions; and
●	acquisition financing may not be available on reasonable terms or at all.

Any acquired business, technology, service or product may significantly underperform relative to our expectations, and we may not achieve the benefits we expect from our acquisitions.  For all these reasons, our pursuit of an acquisition may cause our actual results to differ materially from those anticipated.

We will need additional capital in the future which could dilute the ownership of current stockholders or make our cash flow vulnerable to debt repayment requirements.

Historically, we have raised equity and debt capital to support our operations. To the extent that we raise additional equity capital, existing stockholders will experience a dilution in the voting power and ownership of their common stock, and earnings per share, if any, would be negatively impacted. Our inability to use our equity securities to finance our operations could materially limit our growth. Any borrowings made to finance operations could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. Since our cash flow from operations is insufficient to meet our debt service requirements, we would have to sell additional equity securities, refinance our obligations, or dispose of assets in order to meet debt service requirements. There can be no assurance that any financing will be available to us when needed or will be available on terms acceptable to us. Our failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects and our business, financial condition and results of operations.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

As described later in this report, our management has determined that as of June 30, 2014, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of identified material weaknesses and significant deficiencies in our internal control over financial reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. If the result of our remediation of the identified significant deficiency is not successful, or if additional significant deficiencies are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

We may be subject to liability for failure to comply with the requirements of Regulation 14A and Rule 10b-17 under the Securities Exchange Act of 1934 (the “Exchange Act”).

On August 4, 2014 we filed a Form 8-K announcing the increase in our authorized common stock from 200,000,000 shares to 3,000,000,000 effective as of July 13, 2014. We did not comply with the requirements of Regulation 14A under the Exchange Act which required us to seek consent of a majority of our shareholders and solicit their consent in accordance with the disclosure and solicitation requirements of this regulation prior to the effective date of such corporate action. In addition, we failed to process the amendment with the Financial Industry Regulatory Authority (“FINRA”) as required pursuant to Rule 10b-17 of the Exchange Act in order for this action to be recognized in the market for trading purposes.  In order to comply with these requirements, we filed a preliminary Notice of Consent Solicitation with the SEC on September 5, 2014 pursuant to the requirements of Regulation 14A and are in the process of responding to comments from the SEC regarding this filing.  Once the Notice of Consent Solicitation is approved by the SEC, we will process the amendment with FINRA prior to the effective date of the actions described in this filing.  In addition to increasing our authorized common stock, we intend to change our corporate name and authorize additional preferred stock. As a result of our failure to comply with Regulation 14A, the SEC may bring an enforcement action or commence litigation against us for failure to comply with Regulation 14A and Rule 10b-17. If any claims or actions were to be brought against us relating to our lack of compliance with Regulation 14A and Rule 10b-17, we could be subject to penalties (including criminal penalties), required to pay fines, make damages payments or settlement payments. In addition, any claims or actions could force us to expend significant financial resources to defend ourselves, could divert the attention of our management from our core business and could harm our reputation. However, we believe that the potential for any claims or actions is not probable.

RISK FACTORS RELATING TO OUR SECURITIES

There currently is only a minimal public market for our common stock. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

There currently is only a minimal public market for shares of our common stock and an active market may never develop. Our common stock is quoted on the OTCQB operated by the OTC Market’s Group, Inc. under the symbol “ANYI”. We may not ever be able to satisfy the listing requirements for our common stock to be listed on any stock exchange, including the trading platforms of NASDAQ Stock Market which are often more widely-traded and liquid markets. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by, any of the several exchanges and markets to have our common stock listed.

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. You may be unable to sell your common shares at or above your conversion price, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products and services. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

We cannot assure you that our common stock will become liquid or that it will be listed on a securities exchange.

Until our common stock is listed on a national securities exchange such as the New York Stock Exchange or the NASDAQ Stock Market, we expect our common stock to remain eligible for quotation on the OTCQB, or on another over-the-counter quotation system. In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise capital.

Provisions of our certificate of incorporation and bylaws may delay or prevent a takeover, which may not be in the best interests of our stockholders.

Provisions of our certificate of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt.  In addition, certain provisions of the Delaware General Corporation Law also may be deemed to have certain anti-takeover effects, which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation’s disinterested stockholders.

Further, our certificate of incorporation authorizes the issuance of up to 5 million shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors in its sole discretion.  Our board of directors may, without stockholder approval, issue series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

The tradability of our common stock is limited under the penny stock regulations, which may cause the holders of our common stock difficulty should they wish to sell the shares.

Because the quoted price of our common stock is less than $5.00 per share and we do not meet certain other exemptions, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under Exchange Act.  Under this rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks, and
●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person, and
●
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks, and
●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person, and
●
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination, and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

These requirements severely limit the liquidity of securities in the secondary market because few broker-dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his or her shares of our common stock in the secondary market should the investor wish to liquidate the investment.  In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

We have outstanding options and convertible notes to purchase approximately 14.4% of our currently outstanding common stock.

At September 18, 2014 we had 57,591,373 shares of common stock outstanding together with outstanding options to purchase an aggregate of 7,065,005 shares of common stock at exercise prices of between $0.05 and $0.12 per share, as well as convertible promissory notes which, including accrued interest, are presently convertible into an aggregate of approximately 1,250,000,000 shares of our common stock.  In the event of the exercise of the options and the conversion of the notes, the number of our outstanding shares of common stock will increase by up to approximately 14.4%, which will have a dilutive effect on our existing stockholders.

The application of Rule 144 creates some investment risk to potential investors; for example, existing shareholders may be able to rely on Rule 144 to sell some of their holdings, driving down the price of the shares you purchased.

The SEC adopted amendments to Rule 144 which became effective on February 15, 2008 that apply to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that: (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

●	1% of the total number of securities of the same class then outstanding (80,306 shares of common stock as of the date of this Report); or

●	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

We do not pay dividends on our common stock.

We have not paid any dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We plan to retain earnings, if any, to finance the development and expansion of our business.

GENERAL RISK STATEMENT

Based on all of the foregoing, we believe it is possible for future revenue, expenses and operating results to vary significantly from quarter to quarter and year to year. As a result, quarter-to-quarter and year-to-year comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, we believe that it is possible that in any given quarter or fiscal year our operating results could differ from the expectations of public market analysts or investors.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.    PROPERTIES.

Our principal executive offices and operations are located in a leased 27,000 square foot commercial warehouse and office space. This facility is leased from an unrelated third party for approximately $192,000 per year base rent plus common area maintenance expenses, insurance and real estate taxes under an agreement expiring in March 2018.  We leased an additional approximately 21,000 square feet in adjacent premises from the same unrelated third party for an additional approximately $115,000 per year base rent plus common area maintenance expenses, insurance and real estate taxes under a lease agreement that expired on October 2013.

We believe our current facilities are adequate to meet current and near-terms operating requirements.

ITEM 3.    LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been quoted on the OTCQB Tier of the OTC Markets Group under the symbol “ANYI” since December 2011.  The reported high and low last sale prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.  The historical share prices in this table have been adjusted to give effect to 1-for-3 reverse stock split of our common stock on June 12, 2012.

Fiscal Year 2014	Bid High	Bid Low
July 1, 2013 to September 30, 2013	$0.05	$0.03
October 1, 2013 to December 31, 2013	$0.05	$0.025
January 1, 2014 to March 31, 2014	$0.09	$0.012
April 1, 2014 to June 30, 2014	$0.09	$0.016

Fiscal Year 2013
July 1, 2012 to September 30, 2012	$0.090	$0.022
October 1, 2012 to December 31, 2012	$0.050	$0.011
January 1, 2013 to March 31, 2013	$0.051	$0.011
April 1, 2013 to June 30, 2013	$0.094	$0.030

The last sale price of our common stock as reported on the OTC Markets on September 18, 2014 was $.0188 per share.  As of September 18, 2014, there were approximately 35 record owners of our common stock. This number does not include persons whose shares are held by a bank, brokerage house or clearing company, but does include such bank, brokerage house and clearing company.

Dividend Policy

We have never paid cash dividends on our common stock. The Board presently intends to retain any future earnings to finance our operations and does not expect to authorize cash dividends in the foreseeable future.

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

Recent Sales of Unregistered Securities

During the most recent fiscal quarter ended June 30, 2014 and through the date of this report, we sold the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

Convertible Notes to LG Capital Funding, LLC

On July 8, 2014, the Company sold to LG Capital Funding, LLC (“LG”) two 8% convertible redeemable notes in the principal amount of $105,000 each for an aggregate principal amount of $210,000 (each a "LG Note") in exchange for (i) $105,000 in cash for the first LG Note; and (ii) for the second LG Note, a $105,000 promissory note issued by LG to us (the "LG Payment Note"). The LG Notes are due and payable on July 8, 2015, with interest payable in shares of common stock.  At the option of the holder, the LG Notes are convertible into shares of our common stock at a conversion price equal to 40% of the lowest closing bid price of our common stock (with a floor conversion of $0.00001 per share) for the 15 prior trading days, subject to reduction to 30% if there is “DTC chill” placed on our shares of common stock. The second LG Note may not be converted until the LG Payment Note is fully paid.

Convertible Notes to Adar Bays, LLC

On August 4, 2014 the Company sold to Adar Bays, LLC (“Adar”) two convertible promissory notes, each in the original principal amount of $52,500, which bear interest at 8% per annum (“Note I” and “Note II”).  All outstanding principal and accrued interest on Note I and Note II is due and payable on the maturity date, which is August 4, 2015. The Note I Purchase Price was paid to the Company in cash by Adar on August 6, 2014.  Note I is convertible by Adar at any time into shares of the Company’s common stock (“Common Stock”), at a conversion price for each share equal to 50% of the lowest trading price of the common stock as reported on the relevant exchange for the fifteen prior trading days.

The Note II Purchase Price was initially paid to the Company by Adar’s issuance of an offsetting promissory note.  Note II is convertible into Common Stock by Adar after the expiration of the requisite Rule 144 holding period and full cash payment by Adar to the Company of all principal and interest due under Note III, at a conversion price for each share equal to 50% of the lowest trading price of the common stock as reported on the relevant exchange for the fifteen prior trading days.

Convertible Note to KBM Worldwide, Inc.

On July 1, 2014 the Company issued to KBM Worldwide, Inc. (“KBM”) a convertible promissory note in exchange for cash of $42,500.  The note is convertible at any time following 180 days after the issuance date at the holder’s option into shares of our common stock at a variable conversion price of 58% of the lowest average three day market price of our common stock during the 10 trading days prior to the notice of conversion, subject to adjustment as described in the note.  The floor conversion price is $0.00009 per share.  The conversion price is also subject to adjustment under certain events, including if we should issue or sell shares of our common stock at less than the then conversion price, subject to certain exclusions, in which event the conversion price of the note would be reduced to such lower price.

On August 11, 2014 the Company issued to KBM a convertible promissory note in the original principal amount of $10,500 for cash which bears interest at 8% per annum (“Note IV”).  All outstanding principal and accrued interest on Note IV is due and payable on the maturity date, which is May 13, 2015 (the “Note IV Maturity Date”).  The Note IV Purchase Price was paid in cash to the Company by KBM on August 13, 2014.  Any amount of principal or interest that is due under Note IV, which is not paid by the Note IV Maturity Date, will bear interest at the rate of 22% per annum until it is paid (“Default Interest”).  Note IV is convertible by KBM into Common Stock at any time during the conversion period, which begins 180 days after the Note IV Issuance Date and ends on the later of (i) the Note IV Maturity Date and the (ii) date of payment of the default amount (“Conversion Period”).  The conversion price for each share is the greater of (i) 58% multiplied by the lowest average three day market price of the Company’s common stock during the ten trading days prior to the relevant notice of conversion and (ii) $0.00004.

The Note IV can be prepaid by the Company at a premium as follows: (a) between 0 and 30 days after issuance – 110% of the total outstanding amount; (b) between 31 and 60 days after issuance – 115% of the total outstanding amount; (c) between 61 and 90 days after issuance – 120% of the total outstanding amount; (d) between 91 and 120 days after issuance – 125% of the total outstanding amount; and (e) between 121 and 150 days after issuance – 130% of the total outstanding amount; and (f) between 151 and 180 days after issuance – 135% of the total outstanding amount.  After the initial 180 period post-issuance, the Company does not have a right of prepayment.

Convertible Note to JMJ Financial

On August 1, 2014 (the “Note V Issuance Date”), the Company issued a convertible promissory note (“Note V”) to JMJ Financial (“JMJ”), in the original principal amount of $250,000 (the “Note V Purchase Price”).  There is an original issue discount of ten percent (10%), equal to $25,000, on Note V, which is to be prorated based on the amount of consideration that is actually funded by JMJ to the Company.  The initial consideration of $75,000 was paid to the Company in cash by JMJ on August 6, 2014 (“Initial Consideration”).  JMJ, in its sole discretion, may pay additional consideration to the Company under Note V (each a “Principal Payment”).  However, the Company is only required to repay the principal amount actually funded by JMJ and the related interest.  All outstanding principal and accrued interest on Note V is due and payable on the rolling basis maturity date(s), which is calculated as two years from the effective date of the Initial Consideration and each respective Principal Payment made by JMJ (each a “Maturity Date”).  The effective date is the date in which the Company actually received the Initial Consideration and each Principal Payment from JMJ, if applicable (each an “Effective Date”).  The Company may repay the outstanding principal of the Initial Consideration and/or each Principal Payment, if applicable, at an interest rate of zero percent (0%), if the repayment is made at any time on or before 90 days from the Effective Date of the Initial Consideration and/or each relevant Principal Payment.  However, if the Company does not repay on or before the rolling 90 day period discussed above, then the one-time interest charge of twelve percent (12%) is applied to the Initial Consideration and/or each respective Principal Payment.

The Initial Consideration and each Principal Payment under Note V are convertible by JMJ into Common Stock at any time after the effective date of the Initial Consideration and/or Principal Payment, so long as the conversion does not result in JMJ owning more than 4.99% of the outstanding Common Stock, unless both parties agree in writing.  The conversion price for each share is the lesser of (i) $0.0115 or (ii) sixty percent (60%) of the lowest trade price in the 25 trading days prior to the conversion.

Convertible Note to JSJ Investments Inc.

On August 29, 2014 (the “Issuance Date”), the Company issued a convertible promissory note (the “Note”) to JSJ Investments Inc. (“JSJ”) (collectively, the “Parties”), in the original principal amount of $105,000 (“Principal Amount”), which bears interest at 10% per annum.  The Note was issued in exchange for $100,000.00 (“Purchase Price”), after an original issue discount of $5,000, which was funded in cash by JSJ on September 4, 2014.  All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is March 1, 2015 (the “Maturity Date”).  JSJ will deduct a total of $11,000.00 from the Principal Amount due, as a result of our payment of $2,000.00 in legal fees and $9,000.00 to Anubis Capital Partners for due diligence fees.

On the Maturity Date, and only upon the consent of JSJ, we may buy the Note back for 150% of the Principal Amount.  Any amount of principal due under the Note, which is not paid by the Maturity Date, will bear interest at the rate of 10% per annum until it is paid (“Default Interest”).

The Note is convertible by JSJ into shares of common stock of the Company (“Common Stock”) at any time after the Issuance Date.  The conversion price for each share of Common Stock is the lower of (i) $0.00009 or (ii) 60% multiplied by the lowest trading price in the previous twenty trading days prior to the relevant notice of conversion.  We have agreed to initially reserve twice the total amount of Common Stock issuable upon the full conversion of the Note.  Thereafter, we have agreed to reserve the total amount of Common Stock issuable upon the full conversion of the outstanding principal amount of the Note.

Each of the recipients were accredited investors and the issuances were exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and 3(a)(9) of that act.

ITEM 6.    SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for fiscal 2014 and fiscal 2013 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the sections of this annual report on Form 10-K entitled, “Risk Factors,” “Cautionary Statement Regarding Forward-Looking Statements” and “Business.”  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for fiscal 2014 and fiscal 2013 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Statement Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our business model is to grow our company both organically and through acquisitions, joint ventures and strategic partnerships with similar or complementary businesses. To support this expected growth, during fiscal 2011 we leased space which effectively doubled our warehouse space to enable us to store inventory in the local market. In an effort to further accelerate our organic growth, we are investing in our relationships with our existing partners through training sessions and other efforts to increase awareness and educate their organizations of the value of practicing sound asset recovery. During fiscal 2012 we realized our infrastructure, including warehouse configuration, product flow, processes and systems, limited our ability to grow while maintaining our profit margins.  As such, in fiscal 2013 we redesigned the product flow and processes in our New Jersey facilities and implemented a new management system in our main warehouse in New Jersey.   In the second quarter of fiscal 2014 we consolidated our two warehouses in New Jersey to streamline processes, reduce operating costs and realize efficiencies. We believe the new infrastructure, processes and system enable us to be scalable and have a repeatable solution to grow both organically and through acquisitions. In May 2014, we discontinued our operations in Tampa, Florida.

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

Weedhire.com

In May 2014, we launched Weedhire.com, a career website specifically targeting employment within the legal cannabis industry.  In order to support our transition into this business, we are in the process of changing our corporate name to WeedHire International, Inc.  We made the decision to diversify into this space due to the perceived underserved market for employer and employee candidates to connect within the legal marijuana industry. As marijuana legislation continues to pass, we believe that more career opportunities will be created. Although Weedhire.com is to be an online portal and social media source for job seekers and providers, it will not be involved with the growth, sale, or distribution of marijuana.

Currently, 20 states including the District of Columbia have approved medical marijuana and more are expected to follow. Industry analysts predict the current trend will accelerate and that the regulated domestic cannabis industry will grow from its current $1.5 billion market to over $20 billion by 2019.  Our expected capital requirements for this segment initially are in the area of $250,000 which we will need to raise through the sale of debt or equity securities.  We do not have any commitments for this additional capital, however, at this time and there are no assurances we will be able to raise the necessary capital.  In that event, our ability to expand our operations through this new venture will be limited.

Our Performance and Outlook

The biggest challenges we are facing in our organic growth efforts are our ability to sustain growth and increase sales, our access to sufficient qualified employees, extensive competition and sufficient capital to support our efforts, all of which are necessary to support the expansion of our business. We have hired additional management personnel and are using a staffing company to provide qualified personnel to fill our technical and labor needs. This approach allows us to control our overhead expenses. While we are located in an area with a good supply of qualified candidates, the process, however, of evaluating the candidates is time intensive for our management and maintaining a sufficiently qualified workforce will continue to be a challenge for us in the near future. We have implemented a new, fully automated, management system to support our operations.  We went live on the new system in the first quarter of fiscal 2013 in our main warehouse in NJ, went live in Tampa in the fourth quarter of fiscal 2013 and went live in the second NJ warehouse in the first quarter of fiscal 2014. This new system provides operating and reporting efficiencies to enable us to grow our business while minimizing the need to expand warehouse space and personnel. In May 2014, we discontinued using the operating facility in Tampa, Florida.

During the year ended June 30, 2014, our net sales decreased by 18% from the comparable period in fiscal 2013, our gross profit margins decreased by 8% and our operating expenses decreased by 10% from the comparable period in fiscal 2013.  The decline in gross profit has adversely impacted our working capital.  While we do not have any commitments for capital expenditures, in order for us to sustain our current operations and grow our business we will need to raise additional working capital.  As a small public company with a limited market for our common stock, we face a number of challenges in accessing the capital markets, and the number of sources to raise working capital is limited.  During fiscal 2013 and the year ended June 30, 2014 we explored a number of options to provide additional capital to our company and we are continuing our efforts to raise additional working capital, either in the form of equity, debt or a combination of the two.  In fiscal 2014 we have raised $333,000 through the sale of short term convertible notes which mature between October 2014 and February 2015, and are convertible at the option of the holders into shares of our common stock based upon a disclosure to the market price.  In addition, we have $472,500 principal amount of 12% convertible notes which mature in December 2014.  These notes are convertible at the option of the holders into shares of our common stock at a conversion price of $0.30 per share.  We do not presently have sufficient funds to satisfy these obligations and will need to raise additional capital should the holders not elect to convert the notes.  However, we do not have any commitments for additional capital, and there are no assurances we will be successful in raising capital upon terms acceptable to us, if at all.   If we are unable to raise additional working capital, absent a significant increase in our net sales, we will have to reduce certain operating expenses, which may not be sufficient to sustain our operations.  In order to reduce our operating expenses we have opted out of the second warehouse lease in New Jersey, effective November 1, 2013, and in May 2014, we entered into a lease amendment agreement with the landlord of the Tampa, Florida facility to terminate that lease.  We have also made some personnel reductions including our former Chief Financial Officer in accordance with the sales decline. On December 2, 2013, we executed a Resignation and Transition Services Agreement with our former Chief Financial Officer.  If we are unable to grow sales we will potentially have to make additional personnel reductions.   If we are unable to raise additional capital as needed, increase sales or significantly reduce costs, our current cash position will only sustain operations for approximately three months and we will not have the funds necessary to satisfy our obligations as they become due.  In that event, our ability to continue as a going concern is in jeopardy.

Going Concern

For fiscal 2013 we reported a net loss of approximately $1,321,000 and net cash used for operating activities of approximately $725,000.  For the year ended June 30, 2014 the Company reported a net loss of approximately $1,939,000 and at June 30, 2014 we had an accumulated deficit of approximately $10,814,000. The report of our independent registered public accounting firm on our financial statements for the year ended June 30, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the loss for the current year, the accumulated deficit and the net cash used in operating activities.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our sales and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Our business is driven by either businesses or the government entities updating older equipment or partnering with our company to dispose of old or unused equipment.  As such, the timing of equipment inflow is not consistent or predictable.  Sales for the year ended June 30, 2014 decreased 18% as compared to fiscal 2013. Our sales decreased in fiscal 2014 as a result of the reduction of equipment volume from a significant customer who was sending equipment to our New Jersey facility.  We do not expect the volume from that customer to return to prior levels. In order to further increase our sales, we are marketing our services with a focus managed services on building our existing Department of Defense data destruction platform of services to new and existing customers as well as hosting webinars and sales training sessions for existing customers with a view towards leveraging those existing relationships. Depending on the outcome of our evaluation of strategic alternatives for our IT asset recycling operations, we expect revenues to remain constant during the next fiscal year.

Our gross profit margin depends on various factors, including product mix, pricing strategies, market conditions, personnel levels and other factors, any of which could result in changes in gross margins from period to period. Gross profit decreased 33% for the year ended June 30, 2014 as compared to the comparable periods in fiscal 2013 which was directly attributable to the reduction in gross profit margins on equipment sales and increased freight costs for the shipment of goods to Tampa. As a percentage of sales, the gross profit margin was 38% during the year ended June 30, 2014 and 46% in the comparable period in fiscal 2013. The decrease in gross profit margin was due to buying equipment from other remarketers to complete orders reducing margins as well as the increase in net freight expenses and higher recycling charges. We expect margins to remain in constant levels in the next fiscal year.

Selling, general and administrative expenses decreased 10% during the year ended June 30, 2014 as compared to fiscal 2013. The decrease during the year ended June 30, 2014 is primarily attributable to the decrease in stock based compensation due to the options have been fully vested and recognized during the second quarter of fiscal 2014.

Other income (expense) increased 171% during the year ended June 30, 2014 as compared to fiscal 2013. The increase is the result of the recognition of loss from termination of lease of $55,667, loss from extinguishment of debt of $244,437, interest expense which includes amortization of debt discount and deferred financing cost of $11,980 offset by the gain from settlement of accounts payable of $170,975. On February 24, 2014, the Company entered into a settlement agreement with a certain vendor pursuant to which the Company has fully settled an outstanding balance to the vendor amounting to $230,975 by issuing a promissory note of $60,000 payable in 12 monthly consecutive installments starting on February 28, 2014. The Company is liable, however, for the entire balance plus 10% interest from September 2013 and certain collection cost upon a default in payment by the Company. At June 30, 2014, the principal amount of this promissory note amounted to $35,000.  The loss from extinguishment of debt $244,437 for the year ended June 30, 2014 was a result of the assignment and conversion of $27,500 notes into common stock and the loss from termination of lease was due to the early termination of our lease located in Tampa, Florida.

Net loss during the year ended June 30, 2014 was approximately $(1,939,000) as compared to net loss of approximately $(1,321,000) in fiscal 2013 resulting from the discussion above.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for operating the business.  At June 30, 2014 we had a working capital deficit of approximately $1,607,000 as compared to working capital of approximately $10,000 at June 30, 2013.  The decreased working capital at June 30, 2014 is primarily attributable to a decrease in accounts receivable, inventories and an increase in accounts payable, accrued expenses and customer deposits, which is partially offset by decreases in prepaid expenses and deferred rent and revenue. In fiscal 2014, we received net proceeds from the issuance of 8% convertible notes amounting to $258,000. The proceeds from these notes were used for working capital purposes and to pay off a convertible note.

Cash increased 49% at June 30, 2014 from June 30, 2013 primarily as a result of cash provided by investing and financing activities.  Accounts receivable decreased 75% at June 30, 2014 from June 30, 2013 which is attributable to the reduction of sales.  Accounts payable remained in the same level at June 30, 2014 from June 30, 2013.  Customer deposits increased 168% at June 30, 2014 from June 30, 2013 which is attributable to prepayments by customers for orders that had not shipped by the end of fourth quarter of fiscal 2014 and the processing of invoices for customer equipment purchases net in accounts receivable.  By recording the invoices net, instead of recording them separately as accounts receivable and accounts payable, some customers have a net credit balance in accounts receivable that may have had a debit balance in accounts receivable and a credit balance in accounts payable previously.  At the end of the quarter, we reclassify the credit balances from accounts receivable into customer deposits.  Inventories decreased 85% at June 30, 2014 from June 30, 2013 due to the sale of all the consigned inventory.  Unlike many companies in other businesses which time inventory purchases to maintain an adequate amount of inventory for its anticipated sales, our inventory levels will fluctuate primarily based upon the decommissioning schedules for legacy IT by our clients which determine when we take possession of the used IT equipment.  As a result, our inventory levels have historically fluctuated from period to period and we expect that fluctuation to continue in future periods. Accrued expenses increased 41% at June 30, 2014 from June 30, 2013 due to timing of payroll and increased accrued interest due to an increased in notes payable.

Cash flows

Net cash used in operating activities was approximately $(121,000) for the year ended June 30, 2014 as compared to net cash used in operating activities of approximately $(725,000) for the year ended June 30, 2013.

In the year ended June 30, 2014 cash was used as follows:

●	Net loss was approximately $(1,939,000), partially offset by
●	Net changes in operating assets and liabilities of approximately $1,263,000, and
●	Non-cash operating expenses of approximately $745,000.
●	Non-cash operating income of approximately $190,000.

In the year ended June 30, 2013 cash was used as follows:

●	Net loss was approximately $(1,321,000), partially offset by
●	Net changes in operating assets and liabilities of approximately $95,000, and
●	Non-cash operating expenses of approximately $519,000.

Net cash provided by (used in) investing activities was approximately $29,000 for the year ended June 30, 2014 as compared to approximately $(189,000) for the year ended June 30, 2013.  The year ended June 30, 2014 reflects the decrease in purchase of additional equipment and decrease in restricted cash as compared to the year ended June 30, 2013.  The equipment purchases in the fiscal 2013 period are primarily for the system and process changes.

Net cash provided by financing activities was approximately $155,000 for the year ended June 30, 2014 as compared to approximately $33,000 for the year ended June 30, 2013. The increase is primarily attributable to the issuance of convertible notes payable during the fiscal 2014.

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

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies in Note 1 to the consolidated financial statements appearing elsewhere in this report affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Recent Accounting Pronouncements

We have adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The report of our independent registered public accounting firm and the consolidated financial statements required by this Item are set forth on pages F-1 through F-24 of this annual report on Form 10-K and are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Exchange Act.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weakness and significant deficiencies in our internal control over financial reporting described below our disclosure controls and procedures were not effective such that the information relating to our Company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).  Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.  Based on this assessment, our management has concluded that as of June 30, 2014, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP for the reasons discussed below.

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2014:

●
Material Weakness – The Company did not comply with the requirements of Regulation 14A and Rule 10b-17 under the Exchange Act in connection with its efforts to increase its authorized common stock from 200,000,000 shares to 3,000,000,000 shares in August 2014.

●	Significant Deficiencies – Inadequate segregation of duties.

Remediation of Significant Deficiencies and Material Weakness in Internal Control Over Financial Reporting. We believe the following actions we have taken and are taking will be sufficient to remediate the significant deficiencies described above:

We expect to be materially dependent upon a third party to provide us with accounting consulting and legal services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

With regard to our efforts to increase the number of shares of our authorized common stock, we filed a Preliminary Notice of Consent Solicitation with the SEC on September 5, 2014 pursuant to the requirements of Regulation 14A and are in the process of responding to comments from the SEC regarding this filing.  Once the Notice of Consent Solicitation is approved by the SEC, we will process the amendment with FINRA prior to the effective date of the actions described in this filing.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s Report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management’s Report in this annual report.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table provides certain information regarding our executive officers and directors:

Name	Age	Position
David Bernstein	45	President, Chief Executive Officer, Chief Financial Officer, Director
Vlad Stelmak	42	Chief Operating Officer, Secretary, Director
Federico Garza-Bueron	39	Director
Richard Hausig	49	Director

Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

David Bernstein.  Mr. Bernstein has served as our President and Chief Executive Officer and as a member of our Board our predecessor since co-founding Access Direct in 1992 and our Chief Financial Officer since December 2014.  In addition, Mr. Bernstein has served as our principal accounting and financial officer since December 2013. Mr. Bernstein established the creation of customized information technology asset management programs for both government and private sector clients that facilitate the disposition/retirement services as a bundled integration solution allowing for complete-end-to-end technology lifecycle services practice.  He has created an industry standard utilizing learned best practices in information technology asset management, disposition and disposal services to protect customer data security and environmental liability for both public and private sector marketplaces.  Mr. Bernstein was awarded the first General Services Administration Schedule for IT Asset Management/Disposition Services under Schedule 70 - IT Professional Services and has personally received Congressional Recommendations for IT Asset Management, Forensic Data Scrub (Department of Defense 5220.22M certified), Trade-In (Exchange/Sale), Donation processing, and Disposal services solutions.  From 2003 until 2006, Mr. Bernstein has served on the Board of Directors of The Computing Technology Industry Association (CompTIA) comprised of over 20,000 members from the information technology reseller and consulting community.  He is a graduate of Rider University with a B.S. in Communications.

Vlad Stelmak.  Mr. Stelmak has served as our Chief Operating Officer and director of our Company and our predecessor since co-founding Access Direct in 1992.  Mr. Stelmak is responsible for the management of global remarketing of both Federal agency and Fortune 1000 IT assets.  He instituted best practices in performing IT asset audits/inventory with necessary data capture to ensure highest return on resale value.  He has experience in the oversight of all fair market valuations of IT assets and the development with ongoing support of our proprietary fair market valuation index.  Mr. Stelmak is responsible for the day-to-day operations of the Global Remarketing sales staff.  He supervises the ongoing development and negotiation of new channels of product remarketing/resale.  He is also responsible for locating certified EPA/DEP Recycling partners, both domestic and international, and is in charge of oversight of partner and sub-contractor compliance with our standards as well as continued audits of partner practices.  Mr. Stelmak is a graduate of New York University with a B.S. in Marketing and International Business.

Federico Garza-Bueron.  Mr. Garza-Bueron has served as a member of our Board since April 2014. Mr. Garza-Bueron has been managing director of Coatl Capital, LLC since founding the Company in January 2013.  Coatl Capital, LLC provides financial services to high net worth individuals and their families, assisting clients and strategic partners to institutionalize and develop investment projects.  From 2010 until 2013, he was employed by Barclays Wealth Management, a subsidiary of Barclays Capital, as an investment representative, and from 2007 until 2009 he was a consultant to Senovia Inc., a financial services company.  Mr. Garza-Bueron holds an MBA from Columbia University, as well as a joint Bachelor’s degree from Boston College and Univesidad Regiomontana in Monterrey, Mexico.  He is co-chairman of Columbia University’s Private Equity Committee.

Richard Hausig.  Mr. Hausig has been a member of our Board of Directors since August 2008 and was a co-founder of our Company. Since January 2010 Mr. Hausig has been Chief Operating Officer of Paisa Services, a Columbian outsource services supplier. From May 2003 until August 2009, Mr. Hausig was Chief Operating Officer of EDGAR Filing Services, an EDGAR filing agent.

There are no family relationships between any of the executive officers and directors.

Director Qualification

Our Board of Directors is comprised of four individuals, three of whom are co-founders of our Company.  Each of Messrs. Bernstein and Stelmak has over 21 years of experience in management of legacy IT and ITAD services.  Mr. Hausig, who is an independent director, has significant institutional knowledge about our Company and our industry.  Mr. Garza-Bueron has extensive financial and management experience. Our Board members bring industry knowledge and financial and management experience to our Company.  Our Board has concluded that the collective skills and experience of our Board members are well suited to guide us as we continue to grow our Company.  In adding additional members to our Board, we will consider each candidate’s independence, skills and expertise based on a variety of factors, including the person’s experience or background in management, finance, regulatory matters and corporate governance.  Further, when identifying nominees to serve as directors, we expect that our Board will seek to create a Board that is strong in its collective knowledge and has a diversity of skills and experience with respect to accounting and finance, management and leadership, vision and strategy, business operations, business judgment, industry knowledge and corporate governance.

Director Compensation

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each director on our behalf. Currently, executive officers of our Company who are also members of the Board of Directors do not receive any separate compensation for their services as directors.

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

Director Independence and Committees of our Board of Directors

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

The Board does not have standing audit, compensation or nominating committees. The Board does not believe these committees are necessary based on the size of our company, the current levels of compensation to corporate officers and voting control lies with our current board of directors. The Board will consider establishing audit, compensation and nominating committees at the appropriate time.

The entire Board of Directors participates in the consideration of compensation issues and of director nominees. Candidates for director nominees are reviewed in the context of the current composition of the Board and our operating requirements and the long-term interests of our stockholders. In conducting this assessment, the Board of Directors considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the Board and our company, to maintain a balance of knowledge, experience and capability.

The Board’s process for identifying and evaluating nominees for director, including nominees recommended by stockholders, will involve compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

Through their own business activities and experiences each of our directors have come to understand that in today’s business environment, development of useful products and identification of undervalued real estate, along with other related efforts, are the keys to building our company. The directors will seek out individuals with relevant experience to operate and build our current and proposed business activities.

Director Independence

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

Director Nominees

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. Further, when identifying nominees to serve as director, while we do not have a policy regarding the consideration of diversity in selecting directors, at such time as we expand our Board, our Board will seek to create a Board that is strong in its collective knowledge and has a diversity of skills and experience with respect to accounting and finance, management and leadership, vision and strategy, business operations, business judgment, industry knowledge and corporate governance.  We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed.  Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board.  Given our relative size, we do not anticipate that any of our stockholders will make such a recommendation in the near future.  While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.  In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view toward how this person might bring a different viewpoint or experience to our Board.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal 2014 except  one Form 4 filing by David Bernstein in connection with an award of shares, one Form 4 by Gail L. Babitt in connection with an award of shares and Vlad Stelmak in connection with an award of shares and one Form 3 filing by Frederico Garza-Bueron in connection with his appointment as a director of our company and one transaction  and interest in options contracts relating to company common stock. Each of these reports were inadvertently filed late.

ITEM 11.    EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in fiscal 2014 and fiscal 2013 for our named executive officers. The value attributable to any option awards is computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718. The assumptions made in the valuations of the option awards are included in Note 11 of the Notes to our Financial Statements appearing later in this report.

2014 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
David Bernstein,	2014	253,000	-	-	-	48,203	(1)	301,203
Chief Executive Officer	2013	220,000	11,000	-	86,100	40,586	(1)	357,686

Vlad Stelmak,	2014	253,000	-	-	-	48,203	(2)	301,203
Chief Operating Officer	2013	220,000	11,000	-	86,100	37,892	(2)	354,992

(1)	All other compensation represents the automobile allowance and health, dental and vision insurance premiums paid for Mr. Bernstein, which he is entitled to under the terms of his employment agreement.

(2)	All other compensation represents the automobile allowance and health, dental and vision insurance premiums paid for Mr. Stelmak, which he is entitled to under the terms of his employment agreement.

Employment Agreements with our Executive Officers

We are a party to an employment agreement with each of our executive officers.  The terms and conditions of these agreements are as follows:

Effective July 1, 2010 we entered into three-year employment agreements with each of Messrs. Bernstein and Stelmak which superseded their prior agreements.  Under the terms of these agreements, we pay each of them an annual salary of $180,000, and they are entitled to an annual bonus of 1% of our revenues up to a maximum of $40,000.  Each of these executive officers is also entitled to a $925 per month automobile allowance and participation in all benefit programs we offer our employees.  The agreements, which contain an automatic yearly renewal provision, contain customary confidentially and non-compete provisions.  Each employee’s employment may be terminated upon his death or disability and with or without cause. In the event we should terminate his employment upon his death or disability, he is entitled to his base salary for a period of one year from the date of termination.  In the event we should terminate the agreement for cause or if he should resign, he is entitled to payment of his base salary through the date of termination. At our option we may terminate his employment without cause, in which event he is entitled to payment of his base salary and bonus through the date of termination together with one years’ salary payable over six months from the date of termination.

On July 24, 2012, we entered into amendments to the employment agreements with David Bernstein and Vlad Stelmak, our executive officers.  The terms of the amendments are identical for each executive officer.  Under the terms of these amendments the annual base salary of each executive officer will be $220,000 per year.  The executive officers will also receive an annual bonus of 1% of net sales, for all net sales in excess of $4,000,000.  Under the terms of the amendment the executive’s automobile allowance will be $1,235 per month. Additionally, we agreed to reimburse the executive up to the maximum out-of-pocket health care expenses, representing the annual deductible, or portion thereof, and co-pays, excluding doctor’s visits and prescriptions, paid by the executive under our new health care insurance plan.

On June 12, 2013, the employment agreements of Messrs. Bernstein and Stelmak were amended to extend the term from July 1, 2013 to July 1, 2015, with all other terms of the agreements remaining unchanged.  Additionally, each of Messrs. Bernstein and Stelmak were granted options to purchase 1,000,000 shares of our common stock at $0.033 per share.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of June 30, 2014:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

David Bernstein	1,000,000	0		$0.033	6/12/18
	366,667	0		$0.30	12/20/16
	283,334	0		$0.30	12/20/17
	283,333	0		$0.30	12/20/18

Vlad Stelmak	1,000,000	0		$0.033	6/12/18
	366,667	0		$0.30	12/20/16
	283,334	0		$0.30	12/20/17
	283,333	0		$0.30	12/20/18

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At September 18, 2014, we had 57,591,373 shares of our common stock issued and outstanding.  The following table sets forth information regarding the beneficial ownership of our common stock as of September 18, 2014 by:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;
●	each of our directors;
●	each of our named executive officers; and
●	our executive officers and directors as a group.

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

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
David Bernstein(3)	10,867,959	18.3%
Vlad Stelmak(4)	10,117,959	17.0%
Federico Garza-Bueron(5)	500,000	*
Richard Hausig(6)	58,334	*
All officers and directors as a group (4 persons)	21,544,252	34.7%
John Esposito	2,944,234	5.1%

* Less than 1%.
(1)	The address of each of the persons shown in the above table is c/o AnythingIT Inc., 17-09 Zink Place, Unit 1, Fair Lawn, New Jersey 07410.
(2)	Calculated on the basis of 57,591,373 issued and outstanding shares as of September 18, 2014.
(3)
The number of shares beneficially owned by Mr. Bernstein includes 8,934,625 shares of common stock owned directly, options to purchase 933,334 shares of our common stock with an exercise price of $0.30 per share and 1,000,000 shares of our common stock with an exercise price of $0.033 per share.

(4)
The number of shares beneficially owned by Mr. Stelmak includes 8,184,625 shares of common owned directly, options to purchase 933,334 shares of our common stock with an exercise price of $0.30 per share and 1,000,000 shares of our common stock with an exercise price of $0.033 per share.

(5)	The number of shares beneficially owned by Mr. Garza-Bueron includes options to purchase 500,000 shares of our common stock with an exercise price of $.06 per share.
(5)
The number of shares beneficially owned by Mr. Hausig includes options to purchase 8,334 shares of our common stock with an exercise price of $0.30 per share and 50,000 shares of our common stock with an exercise price of $0.03 per share.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of June 30, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by our stockholders:
2010 Equity Compensation Plan	7,065,005	0.16	4,934,995
Plans not approved by stockholders:	-	-	-

2010 Equity Compensation Plan

On June 28, 2010, our Board of Directors authorized our 2010 Equity Compensation Plan (the “Plan”) covering 12,000,000 shares of common stock.  The Plan was approved by our stockholders on June 28, 2010.  The purpose of the Plan is to enable us to offer to our employees, officers, directors and consultants, whose past, present and/or potential contributions to our Company have been, are or will be important to our success, an opportunity to acquire a proprietary interest in our Company.  The Plan is administered by our Board of Directors. Plan options may either be:

●	incentive stock options (“ISOs”),
●	non-qualified options (“NQSOs”),
●	awards of our common stock, or
●	rights to make direct purchases of our common stock which may be subject to certain restrictions.

Any option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant.  The Plan further provides that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000.  The term of each Plan option and the manner in which it may be exercised is determined by the Board of Directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an ISO granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant.  In the event of any stock split of our outstanding common stock, the Board of Directors in its discretion may elect to maintain the stated amount of shares reserved under the Plan without giving effect to such stock split.  Subject to the limitation on the aggregate number of shares issuable under the Plan, there is no maximum or minimum number of shares as to which a stock grant or Plan option may be granted to any person.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We are not a party to any related party transactions with our executive officers, directors or principal stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Services Provided by Our Independent Registered Public Accountants

The following table shows the fees that were billed for the audit and other services provided by D’Arelli Pruzansky, P.A. (“D’Arelli”) for the fiscal years ended June 30, 2014 and June 30, 2013.

	2014	2013
Audit Fees	$55,000	$55,000
Audit-Related Fees	-	-
Tax Fees	2,500	2,500
All Other Fees	-	-
Total	$57,500	$57,500

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

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Pre-approval Policies and Procedures

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to fiscal 2014 were pre-approved by the entire Board of Directors.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)           The following documents are filed as part of this report:

1.           Financial Statements

The consolidated financial statements of AnythingIT, Inc., together with the report thereon of the Company’s independent registered public accounting firm, are included following Item 15 of this Annual Report on Form 10-K.

2.           Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

3.           Exhibits

The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

(b)           The exhibits filed with this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

(c)           None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AnythingIT, Inc.

September 23, 2014	By:	/s/ David Bernstein
David Bernstein
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Bernstein and Gail L. Babitt, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that each of said attorneys-in-fact and agents or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 23, 2014.

Signature	Title

/s/ David Bernstein	Chief Executive Officer, Chief Financial Officer and Director
David Bernstein	(principal executive officer and principal financial and accounting officer)

/s/ Vlad Stelmak	Director
Vlad Stelmak

/s/ Federico Garza-Bueron	Director
Federico Garza-Bueron

/s/ Richard Hausig	Director
Richard Hausig

INDEX TO EXHIBITS

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1	Certificate of Ownership and Merger of Access Direct, Inc. and AnythingIT, Inc.	S-1	333-174109	2.1
3.1	Certificate of Incorporation of AnythingIT, Inc.	S-1	333-174109	3.1
3.2	Certificate of Correction of AnythingIT, Inc.	S-1	333-174109	3.2
3.3	Certificate of Amendment to the Certificate of Incorporation of AnythingIT, Inc.	S-1	333-174109	3.3
3.4	Bylaws of AnythingIT, Inc.	S-1	333-174109	3.4
3.5	Certificate of Amendment of Certificate of Incorporation	8-K			6/11/12
3.6	Certificate of Amendment of Certificate of Incorporation	8-K		3.1	8/4/14
3.7	Amendment to Articles of Incorporation	8-K		3.1	8/4/14
4.1	Form of Series A and Series B Warrant	S-1	333-174109	4.1
4.2	Form of Series C Warrant	S-1	333-174109	4.2
4.3	Form of Series D and Series E Warrant	S-1	333-174109	4.3
4.4	Form of 12% convertible promissory note	S-1	333-174109	4.4
4.5	Form of Placement Agent Warrant for 2010 unit offering	S-1	333-174109	4.5
4.6	Form of Placement Agent Warrant for 2011 note offering	S-1	333-174109	4.6
4.7	Form of Placement Agent Warrant for 2011 unit offering	S-1	333-174109	4.7
4.8	Convertible Promissory Note dated January 24, 2014 made by AnythingIT, Inc. in favor of Asher Enterprises, Inc.	8-K		4.8	2/5/2014
4.9	Convertible Promissory Note dated February 26, 2014 made by AnythingIT, Inc. in favor of Asher Enterprises, Inc.	8-K		4.9	3/13/14
4.10	Convertible Promissory Note dated May 15, 2014 made by AnythingIT, Inc. in favor of KBM Worldwide, Inc.	8-K		4.10	5/19/14
4.11	Convertible Promissory Note dated January 24, 2014 made by AnythingIT, Inc. in favor of Asher Enterprises, Inc.	8-K		4.8	2/5/14
4.12	Convertible Promissory Note dated February 26, 2014 made by AnythingIT, Inc. in favor of Asher Enterprises, Inc.	8-K		4.9	3/13/14
4.13	Convertible Promissory Note dated March 20, 2014 made by AnythingIT, Inc. in favor of KBM Worldwide, Inc.	8-K		4.9	3/27/14
4.14	Convertible Promissory Note dated May 15, 2014 made by AnythingIT, Inc. in favor of KBM Worldwide, Inc.	8-K		4.10	5/19/14
4.15	10% Convertible Note made by AnythingIT, Inc. in favor of Redwood Fund II, LLC	8-K		4.11	5/28/14
4.16	Convertible Promissory Note dated July 1, 2014 made by AnythingIT, Inc. in favor of KBM Worldwide, Inc.	8-K		4.12	7/11/14
4.17	8% convertible redeemable promissory note to LG Capital Funding, LLC due July 8, 2015 (the first LG Note).	8-K		4.13	7/17/14
4.18	8% convertible redeemable promissory note to LG Capital Funding, LLC due July 8, 2015 (the second LG Note).	8-K		4.14	7/17/14
4.19	Collateralized secured promissory note from LG Capital Funding, LLC to AnythingIT, Inc. due March 8, 2015	8-K		4.15	7/17/14
4.20	Convertible Promissory Note between AnythingIT, Inc. and JMJ Financial dated August 1, 2014.	8-K		4.5	8/13/14

4.21	Convertible Promissory Note between AnythingIT, Inc. and Adar Bays, LLC dated August 4, 2014.	8-K		4.1	8/13/14
4.22	Convertible Promissory Back End Note between AnythingIT, Inc. and Adar Bays, LLC dated August 4, 2014.	8-K		4.2	8/13/14
4.23	Collateralized Convertible Promissory Back End Note between Adar Bays, LLC and AnythingIT, Inc. dated August 4, 2014.	8-K		4.3	8/13/14
4.24	Convertible Promissory Note between AnythingIT, Inc. and KBM Worldwide, Inc. dated August 11, 2014.	8-K		4.4	8/13/14
4.25	Convertible Promissory Note between AnythingIT, Inc. and JSJ Investments Inc. dated August 29, 2014.	8-K		4.1	9/9/14
4.26	Convertible Promissory Note dated August 22, 2014 made by AnythingIT, Inc. in favor of Redwood Fund II, LLC.	8-K		4.2	9/16/14
4.27	Convertible Promissory Note dated September 3, 2014 made by AnythingIT, Inc. in favor of Macallan Partners, LLC.	8-K		4.1	9/16/14
10.1	Executive Employment Agreement with David Bernstein*	S-1	333-174109	10.1
10.2	Executive Employment Agreement with Vlad Stelmak*	S-1	333-174109	10.2
10.3	Form of Shareholders Agreement dated July 31, 2001	S-1	333-174109	10.3
10.4	Stock Purchase Agreement dated February 1, 2010 between Richard Hausig and AnythingIT, Inc.	S-1	333-174109	10.4
10.5	2010 Equity Compensation Plan*	S-1	333-174109	10.10
10.6	Lease for principal executive offices	S-1	333-174109	10.11
10.7	Fifth Amendment to Modified Net Lease Agreement dated November 15, 2011	10-Q		10.15	12/8/11
10.8	Form of Letter Agreement dated December 16, 2011 with Gail L. Babitt*	8-K		10.16	12/29/11
10.9	Financial Marketing Consulting Services Agreement by and between Wall Street Grand, LLC and Jonathan Lebed and AnythingIT, Inc.	8-K		10.17	1/17/12
10.10	Executive Employment Agreement with Gail L. Babitt*	8-K		10.18	3/12/12
10.11	Amendment to Executive Employment Agreement dated July 24, 2012 by and between AnythingIT, Inc. and David Bernstein*	8-K		10.12	7/27/12
10.12	Amendment to Executive Employment Agreement dated July 24, 2012 by and between AnythingIT, Inc. and Vlad Stelmak*	8-K		10.13	7/27/12
10.13	Amendment to Executive Employment Agreement dated July 24, 2012 by and between AnythingIT, Inc. and Gail L. Babitt*	8-K		10.14	7/27/12
10.14	Lease Agreement dated December 12, 2012 by and between AnythingIT, Inc. and 41 Industrial Center Limited Partnership	10-Q		10.15	2/1/13
10.15	Amendment to Executive Employment Agreement dated June 12, 2013 by and between AnythingIT, Inc. and David Bernstein*	8-K		10.16	6/13/13
10.16	Amendment to Executive Employment Agreement dated June 12, 2013 by and between AnythingIT, Inc. and Vlad Stelmak*	8-K		10.17	6/13/13
10.17	Sixth Amendment to Modified Net Lease Agreement by and between AnythingIT, Inc. and 92 Route 46 Realty, LLC	10-K		10.18	9/23/2013
10.18	Seventh Amendment to Modified Net Lease Agreement by and between 92 Route 46 Realty, LLC and AnythingIT, Inc.	10-K		10.19	9/23/2013
10.19	Securities Purchase Agreement dated as of January 24, 2014 between AnythingIT, Inc. and Asher Enterprises, Inc.	8-K		10.20	2/5/14

10.20	Securities Purchase Agreement dated as of February 26, 2014 between AnythingIT, Inc. and Asher Enterprises, Inc.	8-K		10.21	3/13/14
10.21	Securities Purchase Agreement dated as of March 20, 2014 between AnythingIT, Inc. and KBM Worldwide, Inc.	8-K		10.21	3/27/14
10.22	Convertible Promissory Note dated March 20, 2014 made by AnythingIT, Inc. in favor of KBM Worldwide, Inc.	8-K		10.22	3/27/14
10.23	Consulting Agreement dated as of May 1, 2014 between AnythingIT, Inc. and Brainard Ventures LLC.	10-Q		10.23	5/8/14
10.24	Convertible Promissory Note dated May 15, 2014 made by AnythingIT, Inc. in favor of KBM Worldwide, Inc.	8-K		4.10	5/19/14
10.25	Securities Purchase Agreement dated as of May 15, 2014 between AnythingIT, Inc. and KBM Worldwide, Inc.	8-K		10.24	5/19/14
10.26	10% Convertible Note dated May 23, 2014 made by AnythingIT, Inc. in favor of Redwood Fund II, LLC	8-K		4.11	5/28/14
10.27	Consulting Agreement dated as of July 9, 2014 between AnythingIT, Inc. and Revolution Investment Management, LLC	8-K		10.26	7/11/14
10.28	Convertible Promissory Note dated as of July 1, 2014 made by AnythingIT, Inc. and KBM Worldwide, Inc.	8-K		99.1	7/11/14
10.29	Securities Purchase Agreement dated as of July 1, 2014 between AnythingIT, Inc. and KBM Worldwide, Inc.	8-K		99.2	7/11/14
10.30	8% Convertible Redeemable Note dated as of July 8, 2014 made by AnythingIT, Inc. in favor of LG Capital Funding, LLC.	8-K		4.13	7/17/14
10.31	8% Convertible Redeemable Note dated as of July 8, 2014 made by AnythingIT, Inc. in favor of LG Capital Funding, LLC.	8-K		4.14	7/17/14
10.32	Collateralized Secured Promissory Note – Back End Note dated as of July 8, 2014 made by LG Capital Funding, LLC in favor of AnythingIT, Inc.	8-K		4.15	7/17/14
10.33	Resignation and Transition Services Agreement dated December 2, 2013 by and between AnythingIT, Inc. and Gail L. Babitt.	8-K		10.20	12/5/13
10.34	Securities Purchase Agreement dated January 24, 2014 by and between AnythingIT, Inc. and Asher Enterprises, Inc.	8-K		10.20	2/5/14
10.35	Securities Purchase Agreement dated February 26, 2014 by and between AnythingIT, Inc. and Asher Enterprises, Inc.	8-K		10.21	3/13/14
10.36	Securities Purchase Agreement dated March 20, 2014 by and between AnythingIT, Inc. and KBM Worldwide, Inc.	8-K		10.21	3/27/14
10.37	Securities Purchase Agreement dated May 15, 2014 by and between AnythingIT, Inc. and KBM Worldwide, Inc.	8-K		10.24	5/19/14
10.38	Securities Purchase Agreement dated July 1, 2014 by and between AnythingIT, Inc. and KBM Worldwide, Inc.	8-K		10.25	7/11/14
10.39	Securities Purchase Agreement dated July 8, 2014 by and between AnythingIT, Inc. and LG Capital Funding, LLC	8-K		10.27	7/17/14
10.40	Consulting Agreement dated July 9, 2014 by and between AnythingIT, Inc. and Revolution Investment Management, LLC.	8-K		10.26	7/11/14
10.41	Securities Purchase Agreement between AnythingIT, Inc. and Adar Bays, LLC dated August 4, 2014.	8-K		10.1	8/13/14
14.1	Code of Business Conduct and Ethics	S-1	333-174109	14.1	5/10/2011
24.1	Power of attorney (included on signature page)					X

31.1	Rule 13a14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial and Accounting Officer	X
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	X
101.INS	XBRL INSTANCE DOCUMENT	X
101.SC	XBRL TAXONOMY EXTENSION SCHEMA	X
101.CA	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE	X
101.DE	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE	X
101.LA	XBRL TAXONOMY EXTENSION LABEL LINKBASE	X
101.PR	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE	X

------------------------
*           Management contract or compensatory plan or arrangement.

AnythingIT, Inc.
Index to Financial Statements

Page
No.

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at June 30, 2014 and 2013	F-3

Statements of Operations For the Years Ended June 30, 2014 and 2013	F-4

Statements of Cash Flows For the Years Ended June 30, 2014 and 2013	F-5

Statements of Changes of Stockholders’ Equity (Deficit) For the Years June 30, 2014 and 2013	F-6

Notes to Financial Statements -	F-7 - F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
AnythingIT, Inc.

We have audited the accompanying balance sheets of AnythingIT, Inc. as of June 30, 2014 and 2013 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended June 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AnythingIT, Inc. as of June 30, 2014 and 2013 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses of $1,939,423 for the year ended June 30, 2014, and the Company had an accumulated deficit of $10,813,597 at June 30, 2014 and net cash used in operating activities of $121,261 for the year ended June 30, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arelli Pruzansky, P.A.
Certified Public Accountants
Boca Raton, Florida
September 17, 2014

ANYTHINGIT, INC.
Balance Sheets
As of June 30, 2014 and 2013

	June 30, 2014	June 30, 2013

Current assets
Cash and cash equivalents	$192,086	$128,723
Restricted cash	20,464	90,534
Accounts receivable, net of allowance for doubtful accounts	144,014	575,423
Inventories	41,043	267,763
Prepaid expenses and other current assets	50,588	43,209
Total current assets	448,195	1,105,652

Property and equipment, net	142,636	237,879
Deferred financing cost	45,211	-
Security deposits	9,151	14,451
Total assets	$645,193	$1,357,982

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$558,114	$550,512
Accrued expenses	309,519	219,385
Customer deposits	424,684	158,349
Current portion of capital lease payable	19,255	17,911
Current portion of deferred rent	-	2,480
Deferred revenues	100,928	111,708
Convertible notes payable - current, net of debt discount	576,358	-
Current portion of notes payable	65,845	35,036
Total current liabilities	2,054,703	1,095,381

Long term debt:
Notes payable	24,640	27,242
Capital lease payable	20,720	39,975
Deferred rent	-	13,542
Convertible notes payable	-	500,000
Total long-term debt	45,360	580,759

Total Liabilities	2,100,063	1,676,140

Stockholders' Deficit
Preferred stock - $0.01 par value, 5,000,000 shares authorized;
none issued and outstanding	-	-
Common stock - $0.000001 par value, 3,000,000,000 shares authorized;
48,324,113 and 36,670,238 shares issued and outstanding
as of June 30, 2014 and 2013, respectively	48	36
Additional paid-in capital	9,358,679	8,555,980
Accumulated deficit	(10,813,597)	(8,874,174)
Total stockholders' deficit	(1,454,870)	(318,158)
Total liabilities and stockholders' deficit	$645,193	$1,357,982

See accompanying notes to audited financial statements.

ANYTHINGIT, INC.
Statements of Operations
For the Years Ended June 30, 2014 and 2013

	For the
	Years ended June 30,
	2014	2013

Net sales	$3,900,150	$4,738,514
Cost of sales	2,433,156	2,560,184
Gross profit	1,466,994	2,178,330

Operating Expenses
Selling, general and administration	3,019,982	3,357,239

Operating loss	(1,552,988)	(1,178,909)

Other income (expense) :
Gain from settlement of accounts payable	170,975	-
Loss from termination of lease	(55,667)	-
Loss from extinguishment of debt	(244,437)	-
Loss from disposal of equipment	(2,824)	-
Interest expense, net of interest income of
$375 and $1,752, respectively	(254,482)	(142,502)

Total other income (expenses) - net	(386,435)	(142,502)

Loss before income taxes	(1,939,423)	(1,321,411)

Provision for income taxes	-	-

Net Loss	$(1,939,423)	$(1,321,411)

Net loss per common share:
Basic:	$(0.05)	$(0.04)
Diluted:	$(0.05)	$(0.04)

Weighted average common shares outstanding basic	40,342,168	36,614,194
Weighted average common shares outstanding diluted	40,342,168	36,614,194

See accompanying notes to audited financial statements.

ANYTHINGIT, INC.
Statements of Cash Flows
For the Years Ended June 30, 2014 and 2013

	For the
	Years ended June 30,
	2014	2013

OPERATING ACTIVITIES
Net Loss	$(1,939,423)	$(1,321,411)
Adjustments to reconcile net loss from operations to
net cash used in operating activities
Depreciation	88,094	76,202
Amortization of debt discount	126,858	48,294
Amortization of deferred financing costs	29,789	27,986
Loss from extinguishment of debt	244,437	-
Loss from disposal of equipment	2,824	-
Loss from termination of lease	55,667	-
Reduction in allowance for doubtful account	(19,352)	(16,616)
Gain from settlement of debt	(170,975)	-
Stock based compensation	197,774	366,214
Change in operating assets and liabilities
Accounts receivable	450,761	115,799
Inventories	226,720	(126,676)
Prepaid expenses and other current assets	(7,379)	408
Accounts payable	248,944	(156,369)
Accrued expenses	90,134	97,433
Deferred rent	(1,689)	16,022
Deferred revenue	(10,780)	8,594
Customer deposits	266,335	139,329
Net cash used in operating activities	(121,261)	(724,791)

INVESTING ACTIVITIES
Purchases of property and equipment	(11,742)	(124,720)
Proceeds from sale of equipment	5,700	-
Decrease (increase) in restricted cash	30,070	(60,147)
Decrease in security deposits	5,300	(4,048)
Net cash used in (provided by) investing activities	29,328	(188,915)

FINANCING ACTIVITIES
Net proceeds from issuance of convertible notes payable	258,000	-
Advances on capital lease obligations	-	62,504
Payments on capital leases	(17,911)	(23,258)
Payments on notes payable	(84,793)	(6,397)
Net cash provided by financing activities	155,296	32,849

Net increase (decrease) in cash and cash equivalents	63,363	(880,857)

Cash and cash equivalents at beginning of year	128,723	1,009,580

Cash and cash equivalents at end of year	$192,086	128,723

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments during the year for :
Interest	$34,545	$7,974
Income taxes	$-	$2,093

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Common stock issued to pay interest on notes	$-	$60,000
Common stock issued for conversion of debt	$27,500	$-
Note payable issued in connection with termination of lease	$30,000	$-
Note payable issued in connection with settlement of accounts payable	$60,000	$-
Decrease in restricted cash in connection with termination of lease	$40,000	$-

See accompanying notes to audited financial statements.

AnythingIT, Inc.
 Statements of Changes in Stockholders’ Equity (Deficit) For the Years Ended June 30, 2014 and 2013

					Additional
		Preferred Stock		Common Stock	Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at June 30, 2012	-	-	36,190,238	$36	$8,162,766	$(7,552,763)	$610,039

Issuance of common stock for interest	-	-	200,000	-	60,000	-	60,000
Issuance of common stock for consulting	-	-	280,000	-	9,660	-	9,660
Vesting of stock options and shares	-	-	-	-	323,554	-	323,554
Net Loss	-	-	-	-	-	(1,321,411)	(1,321,411)

Balance at June 30, 2013	-	-	36,670,238	36	8,555,980	(8,874,174)	(318,158)

Issuance of common stock for bonuses	-	-	553,875	1	22,154	-	22,155
Issuance of common stock for conversion of debt	-	-	11,100,000	11	271,926	-	271,937
Vesting of stock options	-	-	-	-	175,619	-	175,619
Beneficial conversion feature in connection
with convertible promissory notes	-	-	-	-	333,000	-	333,000
Net Loss	-	-	-	-	-	(1,939,423)	(1,939,423)

Balance at June 30, 2014	-	-	48,324,113	$48	$9,358,679	$(10,813,597)	$(1,454,870)

See accompanying notes to audited financial statements.

ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

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

The Company maintains its principal office in Fair Lawn, New Jersey and currently has operating facility in Fair Lawn, New Jersey.  In May 2014, we discontinued using the operating facility in Tampa, Florida.

NOTE 2. – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

For the year ended June 30, 2014, the Company reported a net loss of approximately $1,939,000 and net cash used in operating activities of approximately $121,000.  At June 30, 2014 the Company had an accumulated deficit of approximately $10,814,000. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues, there can be no assurances to that effect.

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

Restricted Cash

The Company maintains certain cash accounts that are restricted from general use. At June 30, 2014 and 2013, the Company has $0 and $60,000, respectively, of certificate of deposit that collateralizes a letter of credit we had entered into for a facility in Tampa, Florida.  Additionally, in accordance with our R2 certification we need to have a separate account to ensure a proper winding down of any facility, should that ever be necessary.  As of June 30, 2014 and 2013, the balance in that restricted account was $20,464 and $30,534, respectively.

ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

Concentration of Credit Risk

The Company places its cash with high credit quality financial institutions. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of June 30, 2014, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Significant Customers

During the year ended June 30, 2014 sales to one customer represented approximately $384,000 (10%) of the Company’s net sales. During the year ended June 30, 2013 sales to two customers represented approximately $1,050,000 (22%) of the Company’s net sales. As of June 30, 2014 and 2013, the Company had three customers representing approximately 35% of gross accounts receivable and three customers representing approximately 54% of gross accounts receivable, respectively.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the expected collectability of its accounts receivable. The Company performs credit evaluations of significant customers and establishes an allowance for doubtful accounts based on the aging of receivables, payment performance factors, historical trends and other information. . However, if the financial condition of our customers were to deteriorate, additional allowances may be required. The Company evaluates and revises the reserve on a quarterly basis based on a review of specific accounts outstanding and our history of uncollectible accounts. As of June 30, 2014 and 2013, our allowance for doubtful accounts totaled $28,097 and $47,449, respectively.

Inventories

Inventories, consisting of used computer equipment, are stated at the lower of cost or market. Cost is determined by the amount the Company pays for each specific unit in inventory. The Company reviews inventory for excess or obsolete inventory and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. No allowance is necessary at June 30, 2014 and 2013.

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

At June 30, 2014 and 2013 approximately 0% and 88%, respectively, of our inventory represents consigned inventory held at a customer who was refurbishing the units for resale by that customer.  During the fiscal 2014, we sold all consigned inventory.

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

Asset Classification	Estimated Useful Life (years)
Computers and software	3
Equipment	3 to 5
Furniture and fixtures	5 to 7

ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	June 30, 2014	June 30, 2013
Software	$214,168	$214,168
Furniture and fixtures	111,297	111,297
Equipment	96,740	92,740
Capital leased equipment	169,877	202,261
Leasehold improvements	91,208	83,467
Less: Accumulated depreciation	(540,654)	(466,054)
Property and Equipment, net	$142,636	$237,879

 Depreciation expense for the years ended June 30, 2014 and 2013 was $88,094 and $76,202, respectively.

In June 2014, the Company sold equipment with a net book value of $18,891 to third parties for a sales price of $5,700 and a credit for an equipment repair for $10,367, realizing a loss on sale of assets of $2,824. As of June 30, 2014, $5,700 of the sales proceeds were included in prepaid assets and other current assets as reflected in the accompanying balance sheet and were collected in July 2014.

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

For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms.  Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable.  If uncertainties exist regarding customer acceptance or collectability, revenue is recognized when those uncertainties have been resolved.  The Company provides a limited as-is warranty on some of its products.  The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience.  At June 30, 2014 and 2013, a warranty reserve was not considered necessary.

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

ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

Shares potentially issuable were as follows:

	June 30, 2014	June 30, 2013
Stock Options	7,065,005	5,525,005
Warrants	-	5,110,876
Convertible Notes	37,399,750	1,765,848
	44,464,755	12,401,729

For the years ended June 30, 2014 and 2013 the Company reported a net loss.  The impact of additional shares would be anti-dilutive, and, as such, the basic and diluted shares are the same for those periods.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination.   For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of June 30, 2014 and 2013, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  The Company's 2013, 2012, and 2011 tax years may still be subject to federal and state tax examination.

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

For the years ended June 30, 2014 and 2013, total stock-based compensation was $197,774 and $366,214, respectively.

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

ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

 Advertising

Advertising costs are charged to operations when incurred.  During the years ended June 30, 2014 and 2013, the Company incurred approximately $11,300 and $12,200, respectively in advertising expense.

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

NOTE 3. – ACCOUNTS RECEIVABLE.

Accounts receivable consisted of the following:

	June 30, 2014	June 30, 2013
Accounts Receivable	$172,111	$622,872
Less: Allowance for doubtful accounts	(28,097)	(47,449)
Accounts receivable, net	$144,014	$575,423

NOTE 4. – INVENTORIES.

Inventories consisted of finished goods at June 30, 2014 and 2013. At June 30, 2014 and 2013, the balance is $41,043 and $267,763, respectively.  We had consigned inventory to customers who refurbish and sell the used equipment.  At June 30, 2014 and 2013, we had approximately $0 and $236,000 of used equipment on consignment at a customers’ facility, respectively.

 NOTE 5. – CAPITAL LEASE OBLIGATIONS.

The Company has entered into several capital lease obligations to purchase equipment for operations. The Company has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category and related accumulated depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized as of June 30, 2014 and June 30, 2013:

	Useful Life (Years)	June 30, 2014	June 30, 2013
Equipment	3 - 5	$90,663	$123,047
Software	5	79,214	79,214
		169,877	202,261
Less: Accumulated Depreciation		(152,514)	(145,166)
Capital Leased Equipment, net		$17,363	$57,095

ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

Future minimum payments required under capital leases at June 30, 2014, are as follows:

June 30, 2014
FY 2015	$21,656
FY 2015	17,472
FY 2016	4,062
Thereafter	-

Total future payments	43,190
Less: Amount representing interest	3,215

Present value of future minimum payments	39,975
Less: Current portion	19,255

Long term portion	$20,720

NOTE 6. – RELATED PARTY TRANSACTIONS.

Amounts outstanding under a loan and line of credit from a bank (see Note 8) are personally guaranteed by officers of the Company.

NOTE 7. – ACCRUED EXPENSES.

Accrued expenses represent obligations that apply to the reported period and have not been billed by the provider or paid by the Company.

At June 30, 2014 and June 30, 2013, accrued expenses consisted of the following:

	June 30, 2014	June 30, 2013
Accrued interest	$93,419	$29,753
Wages and vacation	89,035	82,118
Commissions and bonuses	28,976	49,328
Professional fees	37,500	37,500
Other	60,589	20,686
	$309,519	$219,385

NOTE 8. – NOTES PAYABLE.

	June 30, 2014	June 30, 2013

Loan payable to TD Bank maturing in October 2028 payable with varying monthly installments including interest at approximately 5.25% per annum, secured by all assets of the Company	$27,403	$30,297
Line of Credit to American Express with varying monthly installments including interest at approximately 9.49% per annum, secured by all assets of the Company	28,082	31,981

Promissory note of $60,000 payable at 12 consecutive monthly installments starting in February 2014 and non-interest bearing	35,000	-

Promissory note of $30,000 payable at 12 consecutive monthly installments starting in September 2014 and non-interest bearing	30,000	-
8% Convertible promissory notes aggregating to $280,000 principal net of debt discount of $206,142 and $0 at June 30, 2014 and June 30, 2013, respectively	73,858	-

12% Convertible promissory notes net of debt discount of $0 at June 30, 2014 and 2013	472,500	500,000
	666,843	562,278
Less : Current portion	642,203	35,036
Total long-term portion	$24,640	$527,242

ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

Loan Payable – TD Bank

On July 2, 2007 the Company entered into a loan agreement for the principal amount of $100,000, maturing in October 2028 payable with varying monthly installments including interest at approximately 5.25% per annum, secured by all assets of the Company.

Line of Credit Payable – American Express

The Company obtained a business capital line from American Express in the amount of $63,200. The line is payable in varying monthly installments including interest at approximately 9.49% per annum. The line is secured by all assets of the Company.

Promissory Note – Settlement of Accounts Payable

On February 24, 2014, the Company entered into a settlement agreement with a certain vendor pursuant to which the Company has fully settled an outstanding balance to the vendor amounting to $230,975 by issuing a promissory note of $60,000 payable in 12 monthly consecutive installments starting on February 28, 2014. Consequently, during the years ended June 30, 2014, the Company recognized a gain from settlement of accounts payable of $170,975. The Company shall be liable for the entire balance plus 10% interest from September 2013 and certain collection cost upon a default in payment by the Company. At June 30, 2014, the principal amount of this promissory note amounted to $35,000.

Promissory Note – Termination of lease agreement

On May 29, 2014, the Company entered into an amended lease agreement with the landlord of the operating facility located in Tampa, Florida pursuant to which both parties agreed to amend the lease term to an earlier date of (i) 30 days after the amendment effective date or (ii) the date on which the Company vacates and surrenders to the landlord the lease premises. The lease was terminated in June 2014. In consideration for the execution of such amendment, the Company issued a promissory note of $30,000 payable in 12 monthly consecutive installments starting in September 2014 and an initial payment of $40,000. Consequently, during the year ended June 30, 2014, the Company recognized a loss from termination of lease of $55,667 which represents the excess of total consideration payment of $70,000 over the balance of deferred rent of $14,333 on the date of termination. Pursuant to the amendment agreement, in the event that the landlord lease the premises to a new tenant under a new lease, then the Company shall be relieved of its obligation to pay the landlord any remaining installment payments on the promissory note and shall be deemed satisfied.

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

Between March 5, 2014 and May 13, 2014, the Company issued an aggregate of 11,100,000 shares of common stock to six recipients upon the assignment and cancellation of $27,500 of principal debt due under one of the Company’s 12% convertible promissory note which matures on December 31, 2014.  The Company’s note holder assigned $27,500 of the note to third parties and the note was cancelled in exchange for common stock at a price of ranging from $0.005 to $0.001 per share. The Company accounted for the reduction of the conversion price from $0.30 to a lower price per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debt of $244,437 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.

Presently, the principal amounts of these notes are convertible into an aggregate of 1,575,000 shares of our common stock.  At June 30, 2014 and 2013, the Company had $89,104 and $29,753, respectively in accrued interest on the notes. At June 30, 2014 and 2013, the principal amounts of these notes amounted to $472,500 and $500,000, respectively.

ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

8% Convertible Promissory Notes

Between January 2014 and February 2014, the Company issued convertible promissory notes in an aggregate amount of $85,500. The notes bear interest at 8% per annum and mature in October 2014 and November 2014.  The Company paid debt issuance cost of $5,500 and finder’s fee of $16,000 in connection with these notes payable which are being amortized over the term of the notes and capitalization in deferred financing cost on the balance sheet. The notes are convertible at the option of the holder into shares of common stock beginning on the date which is 180 days after the date of the notes, at a conversion price equal to 58% of the average of three lowest trading prices during the 10 trading day period of the Company’s common stock prior to the date of conversion. On March 13, 2014 the Company and the note holder entered into an amended agreement to include a floor conversion price of $0.00009. During the first 180 days following the date of the note the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a graduating premium ranging from 115% to 145%.  After this initial 180 day period, the Company does not have a right to prepay the note. In May 2014, the Company paid a total of $70,213 which consist of payment of the principal amount of $53,000, accrued interest of $1,208 and prepayment penalty fee of $16,005 leaving a principal balance of $32,500 as of June 30, 2014.

Between March 2014 and May 2014, the Company issued convertible promissory notes in an aggregate amount of $146,500. The notes bear interest at 8% per annum and matures between December 2014 and February 2015.  The Company paid debt issuance cost of $6,500 and finder’s fee of $28,000 in connection with these notes, is capitalized in deferred financing cost, and is being amortized over the term of the note. The note is convertible at the option of the holder into shares of common stock beginning on the date which is 180 days after the date of the notes, at a conversion price ranging between 53% and 58% of the average of three lowest trading prices during the 10 trading day period of the Company’s common stock prior to the date of conversion. The floor conversion price is $0.00009 per share. During the first 180 days following the date of the note the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a graduating premium ranging from 110% to 145%.  After this initial 180 day period, the Company does not have a right to prepay the note.

In May 2014, the Company issued a convertible promissory note of $101,000. The note bears interest at 10% per annum and matures in November 2014.  The Company paid debt issuance cost of $4,000 and finder’s fee of $15,000 in connection with this note payable and is being amortized over the term of the note. The note is convertible at the option of the holder into shares of common stock at a conversion price of 60% of the lowest trading prices during the 20 trading day period of the Company’s common stock prior to the date of conversion. The floor conversion price is $0.00009 per share.

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

Debt Discounts

In connection with the 12% convertible promissory notes offering in fiscal year 2011, we issued the purchasers Series C Warrants to purchase an aggregate of 733,335 shares of our common stock at an exercise price of $0.45 per share.  The exercise price of the Series C warrant is subject to adjustment in the event of stock splits, dividends, recapitalizations and similar corporate events. In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms of the convertible notes and determined that a beneficial conversion feature (BCF) existed as of February 10, 2011.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. Based on the stock price on the day of commitment, the discount as agreed to in the note, and the number of convertible shares, and the value of the warrants included in the units, the total BCF was valued at $165,579 which represents the value of $97,460 attributable to the fair value of warrants and $68,199 for the BCF. In accordance with ASC 470, the Company will amortize the BCF and relative fair value of the warrants over the two year term of the note.

In connection with the 8% and 10% convertible promissory notes issued between January 2014 and May 2014, the convertible notes were considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock in accordance with ASC 470-20-25. Therefore the portion of proceeds allocated to the convertible notes of $333,000 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the term of the notes.

For the years ended June 30, 2014 and 2013 the Company recognized $126,858 and $48,294, respectively of amortization of debt discount.  As of June 30, 2014 and 2013 the discount had a carrying value of $206,142 and $0, respectively.

ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

For the year ended June 30, 2014 and 2013, the Company recognized $29,789 and $27,986 of amortization of deferred financing cost, respectively. At June 30, 2014 and 2013, deferred financing cost amounted to $45,211 and $0.

NOTE 9. – INCOME TAXES.

The Company’s income tax expense at June 30, 2014 and 2013 was $0 as follows:

	June 30, 2014	June 30, 2013

Income tax benefit consists of:
Current	$-	$-
Deferred	-	-
Provision (benefit) for income taxes	$-	$-

Reconciliation of the Federal statutory income tax rate to the Company's effective tax rate is as follows:

	June 30, 2014	June 30, 2013

Taxes computed at federal rate (35%)	$(679,000)	$(462,000)
State taxes, net of federal income tax benefit	(116,000)	(66,000)
Non-cash compensation	237,000	130,000
Debt discounts	49,000	-
Extinguishment of debt	100,000	-
Other differences	11,000	(21,000)
Increase (decrease) in deferred tax asset valuation allowance	398,000	419,000
Provision (benefit) for income taxes	$-	$-

	June 30, 2014	June 30, 2013
Deferred tax assets:
Net operating loss carryforward	$1,250,000	$852,000
Bad debt	19,000	19,000
Less: Valuation allowance	(1,269,000)	(871,000)
Net deferred taxes	$-	$-

The Company has incurred aggregate net operating losses of approximately $3,050,000 for income tax purposes for the year ended June 30, 2014. The net operating loss can be carried forward to reduce future years’ taxable income and will expire, if not utilized, through 2034. Management believes that the realization of the benefits from these losses is not more likely than not to occur due to the Company’s limited operating history and continuing losses. Also tax utilization of net operating losses may be limited in the event of certain ownership changes in accordance with IRC Section 382. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established.

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at June 30, 2014, due to the uncertainty of realizing the deferred income tax assets.  The valuation allowance was increased by $398,000. Management does not believe that any uncertain tax positions have been taken in its 2013 tax return or will be taken in its 2014 tax return.

NOTE 10. – STOCKHOLDERS’ EQUITY.

On July 27, 2014, the Company, by and through the Company’s Board of Directors and with written consent of a majority of the Company’s shareholders entitled to vote, filed an amendment to the Company’s Articles of Incorporation with the Secretary of State of Delaware effectuating an increase in the total number of authorized stock of the Corporation from 200,000,000 to 3,000,000,000 shares consisting of 3,000,000,000 shares of common stock, par value $0.000001 per share.  As of June 30, 2014 and 2013, there are 48,324,113 and 36,670,238 shares of common stock issued and outstanding, respectively. There are no shares of preferred stock issued and outstanding.

ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

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

On December 31, 2012, the Company issued 200,000 shares of our common stock to satisfy accrued interest of $60,000 to the three note holders of the 12% convertible promissory notes (Note 8).

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

On May 13, 2014, the Company issued 4,100,000 shares of common stock to two recipients upon the assignment and cancellation of $20,500 of principal debt due under the Company’s 12% convertible promissory note which matures on December 31, 2014 (see Note 8).

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

ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

NOTE 11. STOCK OPTIONS AND WARRANTS.

Common Stock Purchase Warrants

A summary of the status of the Company's outstanding stock warrants as of June 30, 2014 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Balance at June 30, 2012	5,110,876	$0.56	0.41
Granted
Forfeited
Exercised
Balance at June 30, 2013	5,110,876	0.56	0.41
Granted	-	-	-
Forfeited	(5,110,876)	0.56	-
Exercised	-	-	-
Balance at June 30, 2014	-	$-	-

Warrants exercisable at June 30, 2014	-	$-	-

Weighted average fair value of options granted during the years ended June 30, 2014		$-

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

ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

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

On December 2, 2013, the Company executed a Resignation and Transition Services Agreement with our former Chief Financial Officer (the “former CFO”) whereby both parties agreed to terminate the employment agreement of the former CFO. The former CFO has resigned as an employee and member of the Board of Directors of the Company and has agreed to provide transition services to the Company. Pursuant to the Resignation and Transition Services Agreement, the former CFO is entitled to a cash compensation of $40,000 payable at the rate of $1,250 per week for 32 weeks and all unvested options granted to the former CFO immediately vested and shall remain exercisable through their original expiration date. The remaining unpaid balance of $5,000 is included in accrued expenses as of June 30, 2014.

On March 6, 2014, the Company granted 50,000 five year incentive stock options to an employee under the Plan to purchase shares of common stock at approximately $2,500 or $0.05 per option. These options vested immediately on date of grant and was recorded as stock based compensation. These options were valued on the grant date at approximately $0.05 per option using a Black-Scholes option pricing model with the following assumptions: stock price of approximately $0.05 per share, volatility of 262%, expected term of 5 years, and a risk free interest rate of 1.57%.

On April 9, 2014 the Company appointed Federico Garza-Bueron to serve as a director of the Company.   Upon his appointment to the board of directors, the Company granted him non-incentive options to purchase 1,500,000 shares of the Company’s common stock under the 2010 Equity Compensation Plan at an exercise price of $0.06 per share.  The options, which vested 250,000 shares upon grant and the balance in arrears quarterly until April 30, 2015, may be exercised at Mr. Garza-Bueron’s option on a cashless basis. These options were valued on the grant date at approximately $57,600 or $0.04 per option using a Black-Scholes option pricing model with the following assumptions: stock price of approximately $0.04 per share, volatility of 260%, expected term of 5 years, and a risk free interest rate of 1.65%.

		Weighted	Average
	Options	Exercise Price	Fair Value
Outstanding at June 30, 2012	3,483,339	$0.28	0.19
Granted	2,050,000	0.03	0.03
Forfeited	(8,334)	0.30	0.20
Outstanding at June 30, 2013	5,525,005	0.19	0.13
Granted	1,550,000	0.06	0.04
Forfeited	(10,000)	0.40	0.07
Outstanding at June 30, 2014	7,065,005	$0.16	0.11

Options exercisable at June 30, 2014	5,815,005	$0.18

ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

For the years ending June 30, 2014 and 2013, total stock-based compensation related to the options was $197,774 and $366,214, respectively. The value of stock based compensation expense not yet recognized pertaining to unvested options and stock grants was approximately $38,000 and $154,000 at June 30, 2014 and 2013. The total intrinsic value of stock options outstanding and exercisable as of June 30, 2014 and June 30, 2013 was $0.

NOTE 12. COMMITMENTS AND CONTINGENCIES.

Consulting agreement

On December 23, 2013, the Company entered into a consulting agreement whereby such consultant intends to provide advisory services and introduce acquisition or potential mergers partners, investors or financing sources. The Company shall pay a fee equal to 20% of the consideration received by the Company upon the closing of any such transaction. During the year ended June 30, 2014, the Company paid finder’s fee for a total of $59,000 to such consultant in connection with the issuance of the 8% and 10% convertible notes (see Note 8).

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

We had leased approximately 30,000 square feet of warehouse space in Tampa, Florida from an unrelated third party for approximately $101,000 per year base rent with annual 3% escalations plus sales tax, common area maintenance expenses, insurance and real estate taxes under an agreement expiring in March 2016. In May 2014, the Company entered into an amendment agreement which accelerated the termination of this lease agreement beginning in June 2014 (see Note 8).

The Company has entered into three leases in fiscal year 2013 for racks, machinery and equipment.  All three of these leases have a bargain purchase option of $1.00 at the end of the lease term, and, as such, are treated as capital leases.  The leases of equipment will be paid off in 2016 and 2017. The monthly lease payments range from approximately $290 to approximately $1,000.  Additionally, in 2010, the Company entered into an operating lease for a copier with monthly lease payments of approximately $350.  The copier is leased through July 2014.  In May 2012, the Company entered into a car lease.  The lease is a 36 month lease, with monthly payments of $180.

Rent expense for the years ended June 30, 2013 and 2012 were approximately $349,000 and $282,000, respectively.

Future lease payments under the aforementioned lease are as follows:

2015	$216,793
2016	210,279
2017	196,869
Thereafter	144,603
$768,544

NOTE 13. – DEFINED CONTRIBUTION 401 (k) PLAN.

The Company implemented a 401(k) plan in September, 2007.  Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after one year of employment with the Company.  The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements.  Effective September, 2007, the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 6% of the employee’s contribution (the “Contribution”).  The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first.  The Company made contributions of approximately $13,000 and $15,000 for the years ended June 30, 2014 and 2013.

ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

NOTE 14. SUBSEQUENT EVENTS.

Consulting agreement

On July 9, 2014 we entered into a Consulting Agreement with Revolution Investment Management, LLC pursuant to which that firm will provide various services to us including due diligence, transaction consulting, strategic planning consulting, corporate structure, mergers and acquisition, divestiture and compliance regulatory consulting.  Under the terms of the agreement, which may be terminated by either party upon 15 days notice, the Company agreed to pay the firm $10,000 per month.

On August 6, 2014, the Company entered into a consulting agreement for business advisory and public relations services. The Company shall pay a non-refundable retainer of $35,000 and refundable expense advance of $5,000 upon execution of the consulting agreement. Such consulting agreement may be terminated by either party on 30 days prior written notice.

Convertible Notes to LG Capital Funding, LLC

On July 8, 2014, the Company entered into a Securities Purchase Agreement (the “LG Agreement”) with LG Capital Funding, LLC (“LG”) under which the Company agreed to issue two 8% convertible redeemable notes in the principal amount of $105,000 each for an aggregate principal amount of $210,000 (each a "LG Note") in exchange for (i) $105,000 in cash for the first LG Note; and (ii) for the second LG Note, a $105,000 promissory note issued by LG to us (the "LG Payment Note") due May 8, 2015 (contingent on our continuing to meet current information requirements of Rule 144 under the Securities Act), bearing interest at the rate of 8% per annum and secured by a pledge of the first LG Note; provided, however, that LG may substitute other collateral with equivalent appraised value upon three days prior written notice if we do not object. The transaction closed on July 11, 2014.  We paid legal fees of $5,000 on the first LG Note and are using the net proceeds for working capital. The LG Notes are due and payable on July 8, 2015, with interest payable in shares of common stock.  At the option of the holder, the LG Notes are convertible into shares of our common stock at a conversion price equal to 40% of the lowest closing bid price of our common stock (with a floor conversion of $0.00001 per share) for the 15 prior trading days, subject to reduction to 30% if there is “DTC chill” placed on our shares of common stock. The second LG Note may not be converted until the LG Payment Note is fully paid. If we fail to repay the LG Notes when due, or if other events of default thereunder apply, a default interest rate of 16% per annum will apply. In addition, if we fail to issue unrestricted stock to LG within three business days of receipt of a notice of conversion, we must pay LG a $250 per day penalty that increases to $500 per day beginning on the 10 day; provided, however, that once each LG Note is cash funded, the penalty will be an increase in the principal due under the note by 20%. If the notes are not paid at maturity, the outstanding principal due under the note increases by 10%.  In certain instances we may redeem the first LG Note at 150% of the principal amount of the note plus any accrued interest. We may not prepay the second LG Note unless the first LG Note has been redeemed.

As a result of the terms of the LG Agreement, the second LG Note and the LG Payment Note, there are no assurances we will receive the additional $105,000 proceeds from the second LG Note.  At the time the LG Payment Note is paid, however, we will pay LG’s counsel an additional $5,000 in legal fees.

Convertible Notes to Adar Bays, LLC

On August 4, 2014 (the “Note I Issuance Date” and “Note II Issuance Date”), the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Adar Bays, LLC (“Adar”) (collectively, the “Parties”), whereby Adar agreed to invest $105,000 into the Company in exchange for the Company’s issuance of two convertible promissory notes, each in the original principal amount of $52,500, which bear interest at 8% per annum (“Note I” and “Note II”).  All outstanding principal and accrued interest on Note I and Note II is due and payable on the maturity date, which is August 4, 2015 (the “Note I Maturity Date” and “Note II Maturity Date”).  The Company paid legal fees of $2,500 on both Note I and Note II, for a total of $5,000, and is using the remaining net proceeds for working capital.

The Note I Purchase Price was paid to the Company in cash by Adar on August 6, 2014.  Note I is convertible by Adar at any time into shares of the Company’s common stock (“Common Stock”), at a conversion price for each share equal to 50% of the lowest trading price of the common stock as reported on the relevant exchange for the fifteen prior trading days (with a floor conversion of $0.00001 per share). Interest on any unpaid principal balance of Note I may be paid by the Company with Common Stock.  The Company may prepay Note I within 90 days of the Note I Issuance Date by paying 130% of the outstanding principal plus any accrued but unpaid interest.  The Company may prepay Note I after 90 days, but before 181 days, after the Note I Issuance Date, by paying 145% of the outstanding principal plus any accrued but unpaid interest.  Note I cannot be prepaid after the 180th day.

The Note II Purchase Price was initially paid to the Company by Adar’s issuance of an offsetting Note III (see below) on the Note II Issuance Date.  Note II is convertible into Common Stock by Adar after the expiration of the requisite Rule 144 holding period and full cash payment by Adar to the Company of all principal and interest due under Note III, at a conversion price for each share equal to 50% of the lowest trading price of the common stock as reported on the relevant exchange for the fifteen prior trading days.  The Company may not prepay Note II.  However, if Note I is prepaid by the Company within 180 days of the Note II Issuance Date, then all of the Company’s and Adar’s obligations under Note II and Note III will be deemed satisfied, and Note II and Note III will be cancelled in full.  The Company may terminate Note II before six months has elapsed from the Note II Issuance Date, by cancelling Note II and Note III.  Thus, if Note II is cancelled, or if the Company does not meet the “current information requirements” required under Rule 144 of the Securities Act of 1933, as amended (“Securities Act”), then the Parties’ obligations under Note II and Note III will be cancelled in full.

ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

Convertible Note from Adar Bays, LLC

On August 4, 2014 (the “Note III Issuance Date”), Adar issued to the Company a convertible promissory back end note (the “Note III”) in the original principal amount of $52,500 (the “Note III Purchase Price”), which bears simple interest at the rate of 8%.  Note III has been initially secured by the Company’s issuance of Note II.  All outstanding principal and accrued interest on the Note II is due and payable on the maturity date, which is April 4, 2015 (the “Note III Maturity Date”).  However, if Note II is cancelled by the Company as described above, or if the Company does not meet the “current information requirements” required under Rule 144 of the Securities Act, then the Parties’ obligations under Note II and Note III will be cancelled in full.  Adar may prepay Note III at any time.  Adar may exchange Note III for other collateral with an appraised value of at least $52,500 by providing three days prior written notice to the Company, if the Company does not object within those three days.  All amounts due under Note III become immediately due and payable by Adar upon the occurrence of an event of default, including but not limited to (i) Adar’s failure to pay the amounts due at maturity or (ii) the initiation of any bankruptcy or insolvency proceedings by or against Adar (subject to a cure period and/or waiver by the Company).

Convertible Note to KBM Worldwide, Inc.

On July 1, 2014 the Company entered into a Securities Purchase Agreement with KBM Worldwide, Inc. (“KBM”) pursuant to which we borrowed $42,500 under the terms of a convertible promissory note.  The note was funded on July 7, 2014.  After payment of legal fees of $2,500 to KBM’s counsel, the Company is using the net proceeds for working capital. Interest under the convertible promissory note is 8% per annum, and the principal and all accrued but unpaid interest is due on April 3, 2015.  The note is convertible at any time following 180 days after the issuance date at the holder’s option into shares of our common stock at a variable conversion price of 58% of the lowest average three day market price of our common stock during the 10 trading days prior to the notice of conversion, subject to adjustment as described in the note.  The floor conversion price is $0.00009 per share.  The conversion price is also subject to adjustment under certain events, including if we should issue or sell shares of our common stock at less than the then conversion price, subject to certain exclusions, in which event the conversion price of the note would be reduced to such lower price.

The holder’s ability to convert the note, however, is limited in that it will not be permitted to convert any portion of the note if the number of shares of our common stock beneficially owned by the holder and its affiliates, together with the number of shares of our common stock issuable upon any full or partial conversion, would exceed 4.99% of our outstanding shares of common stock.  The holder has the right to waive this term upon 61 days' notice to us. During the first 180 days following the date of the note we have the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts we may owe the holder under the terms of the note, at a graduating premium ranging from 110% to 135%.  After this initial 180 day period, we do not have a right to prepay the note. Under the terms of the Securities Purchase Agreement, we granted KBM Worldwide a right of first refusal during the six months following the closing date in the event we seek to enter into any equity or equity linked financings in an amount less than $100,000, subject to certain exclusions.

On August 11, 2014 (the “Note IV Issuance Date”), the Company issued a convertible promissory note (“Note IV”) to KBM Worldwide, Inc., in the original principal amount of $10,500 (the “Note IV Purchase Price”), which bears interest at 8% per annum.  All outstanding principal and accrued interest on Note IV is due and payable on the maturity date, which is May 13, 2015 (the “Note IV Maturity Date”).  The Note IV Purchase Price was paid in cash to the Company by KBM on August 13, 2014.  Any amount of principal or interest that is due under Note IV, which is not paid by the Note IV Maturity Date, will bear interest at the rate of 22% per annum until it is paid (“Default Interest”).  Note IV is convertible by KBM into Common Stock at any time during the conversion period, which begins 180 days after the Note IV Issuance Date and ends on the later of (i) the Note IV Maturity Date and the (ii) date of payment of the default amount (“Conversion Period”).  The conversion price for each share is the greater of (i) 58% multiplied by the lowest average three day market price of the Company’s common stock during the ten trading days prior to the relevant notice of conversion and (ii) $0.00004.

The Note IV can be prepaid by the Company at a premium as follows: (a) between 0 and 30 days after issuance – 110% of the total outstanding amount; (b) between 31 and 60 days after issuance – 115% of the total outstanding amount; (c) between 61 and 90 days after issuance – 120% of the total outstanding amount; (d) between 91 and 120 days after issuance – 125% of the total outstanding amount; and (e) between 121 and 150 days after issuance – 130% of the total outstanding amount; and (f) between 151 and 180 days after issuance – 135% of the total outstanding amount.  After the initial 180 period post-issuance, the Company does not have a right of prepayment.

ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

Convertible Note to JMJ Financial

On August 1, 2014 (the “Note V Issuance Date”), the Company issued a convertible promissory note (“Note V”) to JMJ Financial (“JMJ”), in the original principal amount of $250,000 (the “Note V Purchase Price”).  There is an original issue discount of ten percent (10%), equal to $25,000, on Note V, which is to be prorated based on the amount of consideration that is actually funded by JMJ to the Company.  The initial consideration of $75,000 was paid to the Company in cash by JMJ on August 6, 2014 (“Initial Consideration”).  JMJ, in its sole discretion, may pay additional consideration to the Company under Note V (each a “Principal Payment”).  However, the Company is only required to repay the principal amount actually funded by JMJ and the related interest.  All outstanding principal and accrued interest on Note V is due and payable on the rolling basis maturity date(s), which is calculated as two years from the effective date of the Initial Consideration and each respective Principal Payment made by JMJ (each a “Maturity Date”).  The effective date is the date in which the Company actually received the Initial Consideration and each Principal Payment from JMJ, if applicable (each an “Effective Date”).  The Company may repay the outstanding principal of the Initial Consideration and/or each Principal Payment, if applicable, at an interest rate of zero percent (0%), if the repayment is made at any time on or before 90 days from the Effective Date of the Initial Consideration and/or each relevant Principal Payment.  However, if the Company does not repay on or before the rolling 90 day period discussed above, then the one-time interest charge of twelve percent (12%) is applied to the Initial Consideration and/or each respective Principal Payment.

The Initial Consideration and each Principal Payment under Note V are convertible by JMJ into Common Stock at any time after the effective date of the Initial Consideration and/or Principal Payment, so long as the conversion does not result in JMJ owning more than 4.99% of the outstanding Common Stock, unless both parties agree in writing.  The conversion price for each share is the lesser of (i) $0.0115 or (ii) sixty percent (60%) of the lowest trade price in the 25 trading days prior to the conversion.

The mandatory default amount becomes immediately due and payable by the Company upon the occurrence of an event of default, including but not limited to (i) the Company’s failure to pay the amounts due at maturity, (ii) the appointment of a trustee or the Company becomes insolvent (subject to a cure period), (iii) the filing of a bankruptcy petition, (iv) failure to remain current in our reporting obligations under the Securities Exchange Act of 1934, (v) the Company loses its status as “DTC Eligible,” or (vi) the Company fails to meet all requirements to satisfy the availability of Rule 144 to JMJ.

At all times during which Note V is convertible by JMJ, the Company will reserve sufficient authorized and unissued Common Stock to fulfill a full conversion of Note V by JMJ.  The floor reserve amount is 115,000,000 shares of Common Stock.  The Company will include all shares issuable to JMJ upon conversion of Note V in the Company’s next registration statement that is filed with the Securities & Exchange Commission (“SEC”).  The Company cannot assign Note V.

Convertible Note to JSJ Investments Inc.

On August 29, 2014 (the “Issuance Date”), the Company issued a convertible promissory note (the “Note”) to JSJ Investments Inc. (“JSJ”) (collectively, the “Parties”), in the original principal amount of $105,000 (“Principal Amount”), which bears interest at 10% per annum.  The Note was issued in exchange for $100,000.00 (“Purchase Price”), after an original issue discount of $5,000, which was funded in cash by JSJ on September 4, 2014.  All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is March 1, 2015 (the “Maturity Date”).  JSJ will deduct a total of $11,000.00 from the Principal Amount due, as a result of our payment of $2,000.00 in legal fees and $9,000.00 to Anubis Capital Partners for due diligence fees.

On the Maturity Date, and only upon the consent of JSJ, we may buy the Note back for 150% of the Principal Amount.  Any amount of principal due under the Note, which is not paid by the Maturity Date, will bear interest at the rate of 10% per annum until it is paid (“Default Interest”).

The Note is convertible by JSJ into shares of common stock of the Company (“Common Stock”) at any time after the Issuance Date.  The conversion price for each share of Common Stock is the lower of (i) $0.00009 or (ii) 60% multiplied by the lowest trading price in the previous twenty trading days prior to the relevant notice of conversion.  We have agreed to initially reserve twice the total amount of Common Stock issuable upon the full conversion of the Note.  Thereafter, we have agreed to reserve the total amount of Common Stock issuable upon the full conversion of the outstanding principal amount of the Note.

Payment of Convertible Note

In July 2014, the Company paid a total of $44,907 to a note holder of an 8% convertible note. Such payment paid-off the principal amount of $32,500, accrued interest of $1,097 and prepayment penalty fee of $11,310.