Form 10-Q
period 2014-09-30
AnythingIT, Inc.
filed 2014-11-12
CIK 1129048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  88,244,674 shares of common stock are issued and outstanding as of November 11, 2014.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report, our Annual Report on Form 10-K for the year ended June 30, 2014 and our other filings with the Securities and Exchange Commission in their entirety.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

We maintain our web site at www.anythingit.com. Information on this web site is not a part of this report.

Unless specifically set forth to the contrary, when used in this report the terms “AnythingIT", the “Company,” "we", "us", "our" and similar terms refer to AnythingIT, Inc., a Delaware corporation, “fiscal 2015” refers to the year ending June 30, 2015 and “fiscal 2014” refers to the year ended June 30, 2014.

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements.

ANYTHINGIT, INC.
 Balance Sheets

	September 30, 2014	June 30, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$164,969	$192,086
Restricted cash	20,475	20,464
Accounts receivable, net of allowance for doubtful accounts	138,779	144,014
Inventories	46,122	41,043
Prepaid expenses and other current assets	39,328	50,588
Total current assets	409,673	448,195

Property and equipment, net	123,216	142,636
Deferred financing cost	51,659	45,211
Security deposits	9,151	9,151
Total assets	$593,699	$645,193

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$462,903	$558,114
Accrued expenses	208,926	309,519
Customer deposits	443,065	424,684
Current portion of capital lease payable	19,660	19,255
Deferred revenues	79,603	100,928
Convertible notes payable - current, net of debt discount	462,040	546,358
Current portion of notes payable	76,980	95,845
Derivative liability	990,353	-
Total current liabilities	2,743,530	2,054,703

Long term debt:
Convertible notes payable - long-term, net of debt discount	6,156	-
Notes payable	23,748	24,640
Capital lease payable	15,649	20,720
Total long-term debt	45,553	45,360

Total Liabilities	2,789,083	2,100,063

Stockholders' Deficit
Preferred stock - $0.01 par value, 5,000,000 shares authorized;
none issued and outstanding	-	-
Common stock - $0.000001 par value, 3,000,000,000 shares authorized;
75,184,474 and 48,324,113 shares issued and outstanding
as of September 30, 2014 and June 30, 2014, respectively	75	48
Additional paid-in capital	9,952,999	9,358,679
Accumulated deficit	(12,148,458)	(10,813,597)
Total stockholders' deficit	(2,195,384)	(1,454,870)
Total liabilities and stockholders' deficit	$593,699	$645,193

See accompanying notes to unaudited financial statements.

ANYTHINGIT, INC.
 Statements of Operations

	For the Three Months
	Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)

Net sales	$892,905	$786,154
Cost of sales	420,561	665,181
Gross profit	472,344	120,973

Operating Expenses
Selling, general and administration	817,790	776,733

Operating loss	(345,446)	(655,760)

Other income (expense) :
Derivative liability expense	(883,820)	-
Gain from change in fair value of derivatives	1,018,161	-
Loss from extinguishment of debt	(732,788)	-
Interest expense, net of interest income of
$327 and $693, respectively	(390,968)	(17,524)

Total other income (expense) - net	(989,415)	(17,524)

Loss before income taxes	(1,334,861)	(673,284)

Provision for income taxes	-	-

Net Loss	$(1,334,861)	$(673,284)

Net loss per common share:
Basic:	$(0.02)	$(0.02)
Diluted:	$(0.02)	$(0.02)

Weighted average common shares outstanding basic	54,246,103	36,742,483
Weighted average common shares outstanding diluted	54,246,103	36,742,483

See accompanying notes to unaudited financial statements.

ANYTHINGIT, INC.
 Statements of Cash Flows

	For the Three Months
	Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES
Net Loss	$(1,334,861)	$(673,284)
Adjustments to reconcile net loss from operations to
net cash used in operating activities
Depreciation	19,420	21,523
Amortization of debt discount	276,581	-
Amortization of deferred financing costs	38,052	-
Loss from extinguishment of debt	732,788	-
Reduction in allowance for doubtful account	(11,027)	(5,685)
Derivative Liability Expense	883,820	-
Gain from change in fair value of derivatives	(1,018,161)	-
Stock based compensation	56,510	72,545
Change in operating assets and liabilities
Accounts receivable	16,262	456,619
Inventories	(5,079)	(242,157)
Prepaid expenses and other current assets	11,260	(12,447)
Accounts payable	(95,211)	210,768
Accrued expenses	(100,593)	(88,392)
Deferred rent	-	(431)
Deferred revenue	(21,325)	2,515
Customer deposits	18,381	219,962
Net cash used in operating activities	(533,183)	(38,464)

INVESTING ACTIVITIES
Decrease (increase) in restricted cash	(11)	(39)
Net cash used in investing activities	(11)	(39)

FINANCING ACTIVITIES
Net proceeds from issuance of convertible notes payable	639,000	-
Net proceeds from sale of common stock	2,500	-
Payments on capital leases	(4,666)	(4,303)
Payments on notes payable	(130,757)	(1,682)
Net cash provided by (used in) financing activities	506,077	(5,985)

Net decrease in cash and cash equivalents	(27,117)	(44,488)

Cash and cash equivalents at beginning of year	192,086	128,723

Cash and cash equivalents at end of year	$164,969	84,235

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments during the year for :
Interest	$56,052	$2,512
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Common stock issued for conversion of principal amount of debt	$93,743	$-
Reclassification of derivative liability to equity	$123,906	$-

See accompanying notes to unaudited financial statements.

 ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2014 on the Company’s Annual Report on Form 10-K. The financial data for the three month period presented may not necessarily reflect the results to be anticipated for the complete year ending June 30, 2014.

For the three months ended September 30, 2014, the Company reported a net loss of approximately $1.3 million and net cash used in operating activities of approximately $533,000.  At September 30, 2014 the Company had an accumulated deficit of approximately $12.1 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances the Company will be successful in its efforts to increase sales and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in the Company.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported for assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses in the reporting period. We regularly evaluate estimates and assumptions related to allowances for doubtful accounts, inventory valuation, useful lives of property and equipment, deferred income tax asset valuation allowances, stock compensation, valuation of derivative liabilities and valuation of stock options and warrants.  We base our estimates and assumptions on current facts, historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

 ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The credit risk associated with cash equivalents is considered low due to the credit quality of the issuers of the financial instruments.

Restricted Cash

The Company maintains certain cash accounts that are restricted from general use. In accordance with our R2 certification we need to have a separate account to ensure a proper winding down of any facility, should that ever be necessary.  As of September 30, 2014 and June 30, 2014, the balance in that restricted account was $20,475 and $20,464, respectively.

Concentration of Credit Risk

The Company places its cash with high credit quality financial institutions. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of September 30, 2014, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Significant Customers

During the three months ended September 30, 2014 sales to 2 customer represented approximately $293,000 (33%) of the Company’s net sales. During the three months September 30, 2013 sales to 1 customer represented approximately $80,000 (10%) of the Company’s net sales. As of September 30, 2014 and June 30, 2014, the Company had 3 customers representing approximately 32% of gross accounts receivable and 3 customers representing approximately 35% of gross accounts receivable, respectively.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the expected collectability of its accounts receivable. The Company performs credit evaluations of significant customers and establishes an allowance for doubtful accounts based on the aging of receivables, payment performance factors, historical trends and other information. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. The Company evaluates and revises the reserve on a quarterly basis based on a review of specific accounts outstanding and our history of uncollectible accounts. As of September 30, 2014 and June 30, 2014, our allowance for doubtful accounts totaled $17,070 and $28,097, respectively.

Inventories

Inventories, consisting of used computer equipment, are stated at the lower of cost or market. Cost is determined by the amount the Company pays for each specific unit in inventory. The Company reviews inventory for excess or obsolete inventory and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. No allowance is necessary at September 30, 2014 and June 30, 2014.

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

 ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

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

Asset Classification	Estimated Useful Life (years)
Computers and software	3
Equipment	3 to 5
Furniture and fixtures	5 to 7

	September 30, 2014	June 30, 2014
Software	$214,168	$214,168
Furniture and fixtures	111,297	111,297
Equipment	96,740	92,740
Capital leased equipment	169,877	169,877
Leasehold improvements	91,208	91,208
Less: Accumulated depreciation	(560,074)	(540,654)
Property and Equipment, net	$123,216	$142,636

Depreciation expense for the three months ended September 30, 2014 and 2013 was $19,420 and $21,523, respectively.

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

For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms.  Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable.  If uncertainties exist regarding customer acceptance or collectability, revenue is recognized when those uncertainties have been resolved.  The Company provides a limited as-is warranty on some of its products.  The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience.  At September 30, 2014 and June 30, 2014, a warranty reserve was not considered necessary.

The Company is party to brokered transactions whereby an upstream customer provides product to the Company if the parameters of the transactions can be satisfied.  Based upon the upstream customer parameters and the nature of the risk and control of the transaction by the Company these sales may be recorded on a gross or net basis.

 ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

For certain customers, the Company provided consigned inventory, either at the customer’s facility or at a third-party warehouse. Revenues from sales of consigned inventory are recognized upon sale of the product by the consignee. At September 30, 2014 and June 30, 2014, there were no used equipment on consignment.

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

	September 30, 2014	June 30, 2014
Stock Options	7,065,005	7,065,005
Warrants	-	-
Convertible notes including accrued interest	1,324,999,814	37,399,750
	1,332,064,819	44,464,755

For the three months ended September 30, 2014 and 2014 the Company reported a net loss.  The impact of additional shares would be anti-dilutive, and, as such, the basic and diluted shares are the same for those periods.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination.   For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of September 30, 2014 and June 30, 2014, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  The Company's 2013, 2012, and 2011 tax years may still be subject to federal and state tax examination.

 ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

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

For the three months ended September 30, 2014 and 2013, total stock-based compensation was $59,010 and $72,545, respectively.

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

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and customer deposits are reflected in the balance sheets at cost, which approximates fair value because of the short-term maturity of these instruments. The carrying amount of the notes payable at September 30, 2014 approximate their respective fair value based on the Company’s incremental borrowing rate.

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from July 1, 2014 to September 30, 2014:

Conversion feature derivative liability
Balance at July 1, 2014	$-
Recognition of debt discount on convertible notes	791,000
Recognition of derivative liability expense	883,820
Recognition of extinguishment of debt upon assignment of a convertible note	457,600
Reclassification of derivative liability to equity	(123,906)
Change in fair value included in earnings	(1,018,161)
Balance at September 30, 2014	$990,353

 ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

Derivative Instruments

The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretations of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, considering all of the rights and obligations of each instrument.

The Company estimates fair values of derivative financial instruments using the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of the new accounting standard, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

The Company has equity instruments including convertible promissory notes (see Note 8) that are accounted for as derivative liabilities that are evaluated quarterly for potential reclassification as liabilities pursuant to ASC 815. Based upon ASC 815-25 the Company has adopted a sequencing approach regarding the application of ASC 815 to its outstanding convertible debentures. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date. The Company did not enter into any contracts for warrants or other equity instruments subject to reclassification to liabilities as prescribed by ASC Topic 815 until July 8, 2014, when it entered into a convertible promissory note of $105,000 with a conversion price of 40% of the lowest trading price of the common stock as reported on the relevant exchange for the fifteen trading days prior to conversion and floor conversion price of $0.00001 per share. As a result, the Company’s outstanding shares of common stock and common stock equivalents exceeded the number of authorized shares. Using this sequencing policy, all instruments convertible into common stock, including the conversion feature of notes payable, issued on and subsequent to July 8, 2014 had been accounted for as derivative liabilities.

Advertising

Advertising costs are charged to operations when incurred.  During the three months ended September 30, 2014 and 2013, the Company incurred approximately $77,000 and $500, respectively in advertising expense.

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

 ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)
NOTE 3. – ACCOUNTS RECEIVABLE.

Accounts receivable consisted of the following:

	September 30, 2014	June 30, 2014
Accounts Receivable	$155,849	$172,111
Less: Allowance for doubtful accounts	(17,070)	(28,097)
Accounts receivable, net	$138,779	$144,014

NOTE 4. – INVENTORIES.

Inventories consisted of finished goods at September 30, 2014 and June 30, 2014. At September 30, 2014 and June 30, 2014, the balance is $46,122 and $41,043, respectively.  We had consigned inventory to customers who refurbish and sell the used equipment.  At September 30, 2014 and June 30, 2014, there were no used equipment on consignment.

 NOTE 5. – CAPITAL LEASE OBLIGATIONS.

The Company has entered into several capital lease obligations to purchase equipment for operations. The Company has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category and related accumulated depreciation account. Property and equipment includes the following amounts for leases that have been capitalized as of September 30, 2014 and June 30, 2014:

	Useful Life (Years)	September 30, 2014	June 30, 2014
Equipment	3 - 5	$90,663	$90,663
Software	5	79,214	79,214
		169,877	169,877
Less: Accumulated Depreciation		(155,025)	(152,514)
Capital Leased Equipment, net		$14,852	$17,363

Future minimum payments required under capital leases at September 30, 2014, are as follows:

September 30, 2014

FY 2015	$21,656
FY 2016	13,581
FY 2017	2,539

Total future payments	37,776
Less: Amount representing interest	2,467

Present value of future minimum payments	35,309
Less: Current portion	19,660

Long term portion	$15,649

NOTE 6. – RELATED PARTY TRANSACTIONS.

Amounts outstanding under a loan and line of credit from a bank (see Note 8) are personally guaranteed by officers of the Company.

 ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

NOTE 7. – ACCRUED EXPENSES.

Accrued expenses represent obligations that apply to the reported period and have not been billed by the provider or paid by the Company.

At September 30, 2014 and June 30, 2014, accrued expenses consisted of the following:

	September 30, 2014	June 30, 2014
Accrued interest	$114,029	$93,419
Wages and vacation	37,851	89,035
Commissions and bonuses	25,000	28,976
Professional fees	-	37,500
Other	32,046	60,589
	$208,926	$309,519

NOTE 8. – NOTES PAYABLE.

	September 30, 2014	June 30, 2014

Loan payable to TD Bank maturing in October 2028 payable with varying monthly installments including interest at approximately 5.25% per annum, secured by all assets of the Company	$26,465	$27,403
Line of Credit to American Express with varying monthly installments including interest at approximately 9.49% per annum, secured by all assets of the Company	26,763	28,082

Promissory note of $60,000 payable at 12 consecutive monthly installments starting in February 2014 and non-interest bearing	20,000	35,000

Promissory note of $30,000 payable at 12 consecutive monthly installments starting in September 2014 and non-interest bearing	27,500	30,000
Various convertible promissory notes bearing interest from 4% to 10% per annum, aggregating to $ 963,007 and $280,000 principal net of debt discount of $779,061 and $206,142 at September 30, 2014 and June 30, 2014, respectively	183,946	73,858
12% Convertible promissory notes net of debt discount of $0 at September 30, 2014 and June 30, 2014	284,250	472,500
	568,924	666,843
Less : Current portion	539,020	642,203
Total long-term portion	$29,904	$24,640

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

 ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

Promissory Note – Settlement of Accounts Payable

On February 24, 2014, the Company entered into a settlement agreement with a certain vendor pursuant to which the Company has fully settled an outstanding balance to the vendor amounting to $230,975 by issuing a promissory note of $60,000 payable in 12 monthly consecutive installments starting on February 28, 2014. Consequently, during the years ended June 30, 2014, the Company recognized a gain from settlement of accounts payable of $170,975. The Company shall be liable for the entire balance plus 10% interest from September 2013 and certain collection cost upon a default in payment by the Company. At September 30, 2014, the principal amount of this promissory note amounted to $20,000.

Promissory Note – Termination of lease agreement

On May 29, 2014, the Company entered into an amended lease agreement with the landlord of the operating facility located in Tampa, Florida pursuant to which both parties agreed to amend the lease term to an earlier date of (i) 30 days after the amendment effective date or (ii) the date on which the Company vacates and surrenders to the landlord the lease premises. The lease was terminated in June 2014. In consideration for the execution of such amendment, the Company issued a promissory note of $30,000 payable in 12 monthly consecutive installments starting in September 2014 and an initial payment of $40,000. Consequently, during the year ended June 30, 2014, the Company recognized a loss from termination of lease of $55,667 which represents the excess of total consideration payment of $70,000 over the balance of deferred rent of $14,333 on the date of termination. Pursuant to the amendment agreement, in the event that the landlord lease the premises to a new tenant under a new lease, then the Company shall be relieved of its obligation to pay the landlord any remaining installment payments on the promissory note and shall be deemed satisfied. At September 30, 2014, the principal amount of this promissory note amounted to $27,500.

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

Between July 29, 2014 and September 28, 2014, the Company issued an aggregate of 15,300,000 shares of common stock to four recipients upon the assignment and cancellation of $38,250 of principal debt due under one of the Company’s 12% convertible promissory note which matures on December 31, 2014.  The Company’s note holder assigned $38,250 of the note to third parties and the note was cancelled in exchange for common stock at a price of $0.0025 per share. The Company accounted for the reduction of the conversion price from $0.30 to a lower price per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debt of $275,188 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.

 ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

On August 29, 2014, the Company’s note holder assigned $150,000 of the note to a third party and the original note was cancelled in exchange for an issuance of a 9% convertible promissory note for $150,000 with a conversion price equal to 60% of the lowest trading prices during the 20 trading day period of the Company’s common stock prior to the date of conversion and matures on March 29, 2014.

Presently, the principal amounts of the 12% notes are convertible into an aggregate of 947,500 shares of our common stock at September 30, 2014.  At September 30, 2014 and June 30, 2014, the Company had $100,010 and $89,104, respectively in accrued interest on the notes. At September 30, 2014 and June 30, 2014, the principal amounts of these notes amounted to $284,250 and $472,500, respectively.

Various convertible promissory notes bearing interest from 4% to 10% per annum

Between January 2014 and February 2014, the Company issued convertible promissory notes in an aggregate amount of $85,500. The notes bear interest at 8% per annum and mature in October 2014 and November 2014.  The Company paid debt issuance cost of $5,500 and finder’s fee of $16,000 in connection with these notes payable which are being amortized over the term of the notes and capitalization in deferred financing cost on the balance sheet. The notes are convertible at the option of the holder into shares of common stock beginning on the date which is 180 days after the date of the notes, at a conversion price equal to 58% of the average of three lowest trading prices during the 10 trading day period of the Company’s common stock prior to the date of conversion. On March 13, 2014 the Company and the note holder entered into an amended agreement to include a floor conversion price of $0.00009. During the first 180 days following the date of the note the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a graduating premium ranging from 115% to 145%.  After this initial 180 day period, the Company does not have a right to prepay the note. In May 2014, the Company paid a total of $70,213 which consist of payment of the principal amount of $53,000, accrued interest of $1,208 and prepayment penalty fee of $16,005. In July 2014, the Company paid the remaining balance for a total of $44,908 which consist of payment of the principal amount of $32,500, accrued interest of $1,083 and prepayment penalty fee of $11,325.

Between March 2014 and May 2014, the Company issued convertible promissory notes in an aggregate amount of $146,500. The notes bear interest at 8% per annum and matures between December 2014 and February 2015.  The Company paid debt issuance cost of $6,500 and finder’s fee of $28,000 in connection with these notes, is capitalized in deferred financing cost, and is being amortized over the term of the note. The note is convertible at the option of the holder into shares of common stock beginning on the date which is 180 days after the date of the notes, at a conversion price ranging between 53% and 58% of the average of three lowest trading prices during the 10 trading day period of the Company’s common stock prior to the date of conversion. The floor conversion price is $0.00009 per share. During the first 180 days following the date of the note the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a graduating premium ranging from 110% to 145%.  After this initial 180 day period, the Company does not have a right to prepay the note. In September 2014, the Company paid a total of $116,819 which consist of payment of the principal amount of $78,500, accrued interest of $3,114 and prepayment penalty fee of $35,205 leaving a principal balance of $68,000 as of September 30, 2014.

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

In July 2014, the Company issued a convertible promissory note of $42,500. The note bears interest at 8% per annum and matures in April 2015.  The Company paid debt issuance cost of $2,500 in connection with this note payable which is being amortized over the term of the note. The note is convertible at the option of the holder into shares of common stock at a conversion price of 58% of the lowest average three day market price of our common stock during the 10 trading days prior to the notice of conversion, subject to adjustment as described in the note. The floor conversion price is $0.00009 per share.

Between July 2014 and August 2014, the Company issued convertible promissory notes aggregating $157,500. The note bears interest at 8% per annum and matures between May 2015 and August 2015.  The Company paid debt issuance cost of $7,500 in connection with this note payable which is being amortized over the term of the note. The notes are convertible at the option of the holder into shares of common stock at a conversion price of 40% of the lowest trading price of the common stock as reported on the relevant exchange for the fifteen trading days prior to conversion. The floor conversion price is $0.00001 per share.

 ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

In August 2014, the Company issued a convertible promissory note of $75,000. The note bears interest at 10% per annum and matures in August 2016.  The Company paid debt issuance cost of $7,500 in connection with this note payable and is being amortized over the term of the note. The note is convertible to the lesser of (i) $0.0115 or (ii) sixty percent (60%) of the lowest trade price in the 25 trading days prior to the conversion. The floor conversion price is $0.00005 per share.

In August 2014, the Company issued convertible promissory notes aggregating $41,000. The note bears interest at 8% per annum and matures in June 2015.  The Company paid debt issuance cost of $3,000 in connection with this note payable and is being amortized over the term of the note. The notes are convertible to the greater of (i) 58% multiplied by the lowest average three day market price of the common stock during the ten trading days prior to the relevant notice of conversion or (ii) $0.00004. The floor conversion price is $0.00001 per share.

In August 2014, the Company issued a convertible promissory note of $50,000. The note bears interest at 8% per annum and matures in August 2015.  The Company paid debt issuance cost of $2,500 and finder’s fee of 5,000 in connection with this note payable and is being amortized over the term of the note. The note is convertible to the lesser of (i) $0.0115 or (ii) sixty percent (60%) of the lowest trade price in the 25 trading days prior to the conversion. The floor conversion price is $0.00005 per share.

In August 2014, the Company issued a convertible promissory note of $105,000. The note bears interest at 10% per annum and matures in March 2015.  The Company paid debt issuance cost of $2,000, finder’s fee of $9,000 and original issue discount of $5,000 in connection with this note payable and is being amortized over the term of the note. The note is convertible to the lower of (i) $0.00009 or (ii) 60% multiplied by the lowest trading price in the previous twenty trading days of the conversion date. The floor conversion price is $0.00005 per share.

In September 2014, the Company issued a convertible promissory note of $40,000. The note bears interest at 4% per annum and matures in September 2015.  The Company paid debt issuance cost of $3,000 and original issue discount of $5,000 in connection with this note payable and is being amortized over the term of the note. The note is convertible to the lower of (i) 50% multiplied by the bid price on the day of the applicable notice of conversion or (ii) 50% multiplied by the lowest trading price in the previous twenty (20) trading days prior to the relevant notice of conversion. The floor conversion price is $0.00005 per share.

In September 2014, the Company issued a convertible promissory note of $156,000. The note bears interest at 10% per annum and matures in February 2015.  The Company paid original issue discount of $6,000 in connection with this note payable and is being amortized over the term of the note. The note is convertible to 60% multiplied by the lowest trading price in the previous twenty (20) trading days prior to the relevant notice of conversion.

In September 2014, the Company issued a convertible promissory note of $32,500. The note bears interest at 8% per annum and matures in June 2015.  The Company paid debt issuance cost of $2,500 in connection with this note payable and is being amortized over the term of the note. The note is convertible to the greater of (i) 58% multiplied by the lowest average three day market price of the our Common Stock during the ten trading days prior to the relevant notice of conversion or (ii) $0.00004.

On August 29, 2014, in connection with the assignment of $150,000 of the 12% convertible note to a third party (the “Assignee”) whereby the original 12 % note was cancelled in exchange for an issuance of a 9% convertible promissory note for $150,000 with a conversion price equal to 60% of the lowest trading prices during the 20 trading day period of the Company’s common stock prior to the date of conversion and matures on March 29, 2014. The Company accounted for the reduction of the conversion price from $0.30 to a lower price per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debt of $457,600 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms. In September 2014, the Company issued an aggregate of 9,060,361 shares of common stock to the Assignee upon the conversion of $55,493 principal debt leaving a principal balance of $94,507 as of September 30, 2014.

Presently, the principal amounts of the various notes are convertible into an aggregate of 1,311,399,370 shares of our common stock at September 30, 2014.  At September 30, 2014 and June 30, 2014, the Company had $14,020 and $4,316, respectively in accrued interest on the notes. At September 30, 2014 and June 30, 2014, the principal amounts of these various notes amounted to $963,007 and $280,000, respectively.

 ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

The Company evaluated whether or not the convertible promissory notes contain embedded conversion features, which meet the definition of derivatives under ASC 815 and related interpretations. Based upon ASC 815, the Company has adopted a sequencing approach regarding the application of ASC 815 to its outstanding convertible debentures. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date. The Company did not enter into any contracts for warrants or other equity instruments subject to reclassification to liabilities as prescribed by ASC Topic 815 until July 8, 2014, when it entered into a convertible promissory note of $105,000 with a conversion price of 40% of the lowest trading price of the common stock as reported on the relevant exchange for the fifteen trading days prior to conversion and floor conversion price of $0.00001 per share. As a result, the Company’s outstanding shares of common stock and common stock equivalents exceeded the number of authorized shares.

Using this sequencing policy, all instruments convertible into common stock, including the conversion feature of notes payable, issued on and subsequent to July 8, 2014 had been accounted for as derivative liabilities.

Debt Discounts

In connection with the convertible promissory notes issued between January 2014 and September 2014, the convertible notes were considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock in accordance with ASC 470-20-25. Therefore the portion of proceeds allocated to the convertible notes of $1,182,500 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the term of the notes.

For the three months ended September 30, 2014 and 2013 the Company recognized $276,581 and $0, respectively of amortization of debt discount.  As of September 30, 2014 and June 30, 2014 the discount had a carrying value of $779,061 and $206,142, respectively.

For the three months ending September 30, 2014 and 2013, the Company recognized $38,052 and $0 of amortization of deferred financing cost, respectively. At September 30, 2014 and June 30, 2014, deferred financing cost amounted to $51,659 and $45,211.

NOTE 9. – DERIVATIVE LIABILITIES

Under the provisions of ASC 815, the Company has adopted a sequencing approach regarding the application of ASC 815 to its outstanding convertible debentures. On July 8, 2014, as a result of the issuance of the 8% convertible promissory note (see Note 8), the Company’s outstanding shares of common stock and common stock equivalents exceeded the number of authorized shares and therefore all instruments convertible into common stock, including the conversion feature of notes payable, issued on and subsequent to July 8, 2014 had been accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. The Company has recognized a derivative liability of $990,353 at September 30, 2014. The derivative expense was $883,820 for the three months ended September 30, 2014. The gain resulting from the decrease in fair value of this convertible instrument was $1,018,161 for the three months ended September 30, 2014. The Company reclassified $123,906 to paid-in capital due to the conversion of convertible notes into common stock during the three months ended September 30, 2014.

The Company used the following assumptions for determining the fair value of the convertible instruments under the Black-Scholes option pricing model:

July 8, 2014 to September 30, 2014

Dividend rate	0%
Term (in years)	0.40 - 2 Years
Volatility	179% - 188%
Risk-free interest rate	0.05% - 0.47%

 ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

NOTE 10. – STOCKHOLDERS’ EQUITY.

On July 27, 2014, the Company, by and through the Company’s Board of Directors and with written consent of a majority of the Company’s shareholders entitled to vote, filed an amendment to the Company’s Articles of Incorporation with the Secretary of State of Delaware effectuating an increase in the total number of authorized stock of the Corporation from 200,000,000 to 3,000,000,000 shares consisting of 3,000,000,000 shares of common stock, par value $0.000001 per share.  As of September 30, 2014 and June 30, 2014, there are 75,184,474 and 48,324,113 shares of common stock issued and outstanding, respectively. There are no shares of preferred stock issued and outstanding.

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

Between July 2014 and September 2014, the Company issued an aggregate of 24,360,360 shares of common stock to five recipients upon the assignment and cancellation of $38,250 of principal debt due under the Company’s 12% convertible promissory note and $55,493 of principal debt due under the Company’s 9% convertible promissory note. The Company recognized loss from extinguishment of debt of $732,788 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms of the convertible promissory notes (see Note 8).

In September, 2014 the Company sold 2,500,000 shares of the Company’s common stock with a fair market value of $47,000 at a purchase price of $0.001 per share to a consultant pursuant to a consulting agreement entered into in September 2014 for advisory services rendered. Stock based compensation of $44,500 has been recognized in the accompanying statement of operations.

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

 ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

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

A summary of the stock options and changes during the period are presented below:

		Weighted	Average
	Options	Exercise Price	Fair Value
Outstanding at June 30, 2014	7,065,005	$0.16	0.11
Granted	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2014	7,065,005	$0.16	-

Options exercisable at September 30, 2014	6,127,505	$0.18

For the three months ending September 30, 2014 and 2013, total stock-based compensation related to the options was $12,010 and $50,390, respectively.    The total intrinsic value of stock options outstanding and exercisable as of September 30, 2014 was $0.

NOTE 12. COMMITMENTS AND CONTINGENCIES.

In September 2014, the Company entered into a six month consulting agreement whereby such consultant intends to provide advisory services and including software planning, design and development. The Company shall pay the sum of $30,000 or $5,000 per month.  Additionally, the Company agreed to issue to such consultant 2,500,000 shares of the Company’s common stock for a purchase price of $2,500 (see Note 10).

 ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

NOTE 13. SUBSEQUENT EVENTS.

Convertible Note to Eastmore Capital, LLC

In October 2014, the Company entered into a securities purchase agreement (the “SPA”) with Eastmore Capital, LLC (“Eastmore”), whereby Eastmore agreed to invest $65,000.00 (the “Note Purchase Price”) in the Company in exchange for a convertible promissory note and warrants.  Pursuant to the SPA, the Company issued a convertible promissory note (the “Note”) to Eastmore, in the original principal amount of $65,000.00 (the “Note Purchase Price”), which bears interest at 12% per annum.  All outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is September 28, 2015 (the “Note Maturity Date”).  Eastmore may extend the Note Maturity Date by providing us with written notice at least 5 days before the Note Maturity Date.  However, Eastmore may only extend the Note Maturity Date for up to an additional one year period.  The Note Purchase Price was paid in cash to us by Eastmore on October 3, 2014 (the “Note Funding Date”).  Any amount of principal or interest that is due under the Note, which is not paid by the Note Maturity Date, will bear interest at the rate of 24% per annum until it is paid (the “Note Default Interest”).

The Note is convertible by Eastmore into shares of our common stock at any time on or after the Note Issuance Date.  The conversion price for each share is the lower of (i) the closing price of the Common Stock on the trading day before the Note Funding Date or (ii) 50% multiplied by the lowest sale price for the Common Stock during the 15 trading days prior to the relevant notice of conversion (“Note Conversion Price”).  However, the Note Conversion Price is subject to a floor price of $0.00009 per share.  The Note Conversion Price will not be lower than $0.00009 per share unless the Common Stock loses the bid (ex: 0.0001 on the ask with zero market makers on the bid on level 2), which would give Eastmore the right to set the Note Conversion Price at $0.00001.  Eastmore does not have the right to convert the Note into Common Stock if such conversion would result in Eastmore’s beneficial ownership exceeding 4.9% of our outstanding Common Stock at that time. This convertible instrument shall be accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date.

The Note can be prepaid by us at any time from the Note Issuance Date until 6 months after the Note Issuance Date, at a premium of 150% of the total outstanding amount.  We have agreed to give Eastmore written notice of prepayment at least 5 trading days beforehand.

Warrants to Eastmore Capital, LLC

In October 2014 (the “Warrants Issuance Date”), we issued 2,100,000 warrants (the “Warrants”) to Eastmore, in connection with Eastmore’s funding of the Note, and pursuant to the common stock purchase warrant agreement (the “Warrant Agreement”).  Eastmore may exercise the Warrants, and receive shares of our Common Stock, at any time beginning on the Warrants Issuance Date and ending on September 29, 2019 (the “Warrants Termination Date”).  Each of the Warrants is exercisable into one share of the Company’s Common Stock.  The exercise price for each of the Warrants is $0.031 per share, subject to adjustment for stock splits, dividends, combinations, subsequent equity sales, and subsequent rights offerings (the “Warrants Exercise Price”).  We must notify Eastmore, in writing, if any event that triggers an adjustment in the Warrants Exercise Price occurs.

Convertible Note to Vista Capital Investments, LLC

On October 10, 2014, the Company issued a convertible promissory note (the “Note”) to Vista Capital, LLC (“Vista”), in the original principal amount of $250,000.00.  There is an original issue discount of $25,000.00 on the Note, which is to be prorated based on the amount of consideration that is actually funded by Vista (the “Original Issue Discount”).  We agreed to an initial funding of $30,000.00 (the “Initial Consideration”), which was paid to us in cash by Vista on October 15, 2014.  Vista, in their sole discretion, may pay additional consideration to us under the Note (each a “Principal Payment”), up to an additional $195,000.00, for a grand total of $225,000.00 in funding.  However, we are only required to repay the total principal amount actually funded by Vista plus an approximate 9% premium which correlates to the Original Issue Discount, as well as a one-time interest charge of 12%.

 ANYTHINGIT, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

All outstanding principal and accrued interest under the Note is due and payable on the rolling basis maturity date(s), which is calculated as one year from the date that we received the Initial Consideration and each respective Principal Payment made by Vista (each a “Maturity Date”).  Vista has the option to extend each Maturity Date, so long as an Event of Default (as described below), or an event that will become an Event of Default over time, has not occurred and is not occurring on that specific Maturity Date.  Any amount of principal or interest that is due under the Note (each an “Outstanding Amount”), which is not paid by the respective Maturity Date, will immediately increase to 120% of that Outstanding Amount.  We may prepay the total outstanding amount due under the Note at any time during the 90 day period after the Issuance Date, at a 150% premium, so long as we give Vista notice 10 business days beforehand.

The Note is convertible by Vista into shares of our common stock (“Common Stock”) at any time on or after the Issuance Date.  The conversion price for each share is the lower of (i) $0.01 or (ii) 60% multiplied by the lowest trade occurring for the Common Stock during the 25 trading days prior to the relevant notice of conversion (“Conversion Price”).  In the event that we lose our “DTC Eligible” status, or the Conversion Price becomes less than $0.01, the principal amount due under the Note will increase by $10,000.00 and the Conversion Price will change to the lower of (i) $0.005 or (ii) 50% multiplied by the lowest trade occurring for the Common Stock during the 25 trading days prior to the relevant notice of conversion.  We agreed that the Conversion Price will have a floor of $0.0004 per share, and accordingly, it will not go lower than that price.  Vista does not have the right to convert the Note into Common Stock if such conversion would result in Vista’s beneficial ownership exceeding 9.99% of our outstanding Common Stock at that time. This convertible instrument shall be accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date.

All amounts due under the Note will immediately increase by 120% upon the occurrence of an event of default, including but not limited to: (i) our failure to pay any amount due under the Note, (ii) the filing of a bankruptcy petition by us or against us (subject to a 61 day cure period), (iii) our Common Stock being suspended or delisted for trading on the Over the Counter Bulletin Board market, (iv) our loss of “DWAC/FAST” electronic transfer, (v) our loss of our “DTC Eligible” status, or (vi) our failure to remain current in our reporting obligations under the Securities Exchange Act of 1934 (each an “Event of Default”).

Section 4 of the Note was amended on October 17, 2014, to encompass only 3(a)(10) transactions (the “Amended Note”).  Pursuant to the amended Section 4, we have agreed not to enter into any Section 3(a)(10) transactions during the time that the Note is outstanding.  In the event that we do enter into any 3(a)(10) transaction during this period, Vista will be entitled to liquidated damages for the greater of (i) 25% of the outstanding principal balance of the Note or (ii) $25,000.00.  The Note also contains additional covenants, representations, and warranties that are customary of convertible promissory notes.

Conversion of debt

In October 2014, the Company issued 2,500,000 shares of common stock to a recipient upon the assignment and cancellation of $2,500 of principal debt due under the Company’s 12% convertible promissory note which matures on December 31, 2014.  The Company’s note holder assigned $2,500 of the note to a third party and the note was cancelled in exchange for common stock at a price of $0.0025 per share. The Company accounted for the reduction of the conversion price from $0.30 to a lower price per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debt of $23,173 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.

In October 2014, the Company issued an aggregate of 10,560,200 shares of common stock to the Assignee (see Note 8) upon the conversion of $35,353 principal debt due under the Company’s 9% convertible promissory note.

Stock option grant

On October 20, 2014, the Company appointed Ms. Cheryl Shuman to serve as a director of the Company.   Upon her appointment to the board of directors, the Company granted her non-incentive options to purchase 1,500,000 shares of the Company’s common stock under the 2010 Equity Compensation Plan at an exercise price of $0.03 per share.  The options, which vested 250,000 shares upon grant and the balance in arrears quarterly until October 31, 2015, may be exercised at Ms. Shuman’s option on a cashless basis. These options were valued on the grant date at approximately $11,800 or $0.008 per option using a Black-Scholes option pricing model with the following assumptions: stock price of approximately $0.08 per share, volatility of 240%, expected term of 5 years, and a risk free interest rate of 1.41%.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three months ended September 30, 2014 and 2013 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2014 as filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Weedhire.com

In May 2014, we launched Weedhire.com, a career website specifically targeting employment within the legal cannabis industry.  In order to support our transition into this business, we are in the process of changing our corporate name to WeedHire International, Inc.  We made the decision to diversify into this space due to the perceived underserved market for employer and employee candidates to connect within the legal marijuana industry. As marijuana legislation continues to pass, we believe that more career opportunities will be created. Although Weedhire.com is to be an online portal and social media source for job seekers and providers, it will not be involved with the growth, sale, or distribution of marijuana. Our corporate name will change to WeedHire International, Inc. effective November 20, 2014 to more accurately reflect this new business and strategic focus.

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

During the three months ended September 30, 2014, our net sales increased by 14% from the three months ended September 30, 2013, our gross profit margins increased by 38% and our operating expenses increased by 5% from the three months ended September 30, 2013. While we do not have any commitments for capital expenditures, in order for us to sustain our current operations and grow our business we will need to raise additional working capital.  As a small public company with a limited market for our common stock, we face a number of challenges in accessing the capital markets, and the number of sources to raise working capital is limited.  During fiscal 2014 and the three months ended September 30, 2014 we explored a number of options to provide additional capital to our company and we are continuing our efforts to raise additional working capital, either in the form of equity, debt or a combination of the two.  During the three months ended September 30, 2014 we have raised net proceeds of $639,000 primarily through the sale of convertible notes which mature between October 2014 and August 2016, and are convertible at the option of the holders into shares of our common stock based upon a disclosure to the market price.  In addition, we have $284,250 principal amount of 12% convertible notes which matures in December 2014.  These notes are convertible at the option of the holders into shares of our common stock at a conversion price of $0.30 per share.  We do not presently have sufficient funds to satisfy these obligations and will need to raise additional capital should the holders not elect to convert the notes.  However, we do not have any commitments for additional capital, and there are no assurances we will be successful in raising capital upon terms acceptable to us, if at all.   If we are unable to raise additional working capital, absent a significant increase in our net sales, we will have to reduce certain operating expenses, which may not be sufficient to sustain our operations.  In order to reduce our operating expenses we have opted out of the second warehouse lease in New Jersey, effective November 1, 2013, and in May 2014, we entered into a lease amendment agreement with the landlord of the Tampa, Florida facility to terminate that lease.  We have also made some personnel reductions in accordance with the sales decline during the prior fiscal year.  If we are unable to grow sales we will potentially have to make additional personnel reductions.   If we are unable to raise additional capital as needed, increase sales or significantly reduce costs, our current cash position will only sustain operations for approximately three months and we will not have the funds necessary to satisfy our obligations as they become due.  In that event, our ability to continue as a going concern is in jeopardy.

Going Concern

For the three months ended September 30, 2014 the Company reported a net loss of approximately $1,335,000 and at September 30, 2014 we had an accumulated deficit of approximately $12,148,000. The report of our independent registered public accounting firm on our financial statements for the year ended June 30, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the loss for the current year, the accumulated deficit and the net cash used in operating activities.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our sales and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Our business is driven by either businesses or the government entities updating older equipment or partnering with our company to dispose of old or unused equipment.  As such, the timing of equipment inflow is not consistent or predictable.  Sales for the three months ended September 30, 2014 increased 14% as compared to the three months ended September 30, 2013. Our sales increased for the three months ended September 30, 2014 as a result of the increase in equipment volume sales to two significant retail customers as compared to one significant retail customer during the three months ended September 30, 2014. During the three months ended September 30, 2014 sales to 2 customer represented approximately $293,000 (33%) of the Company’s net sales. During the three months September 30, 2013 sales to 1 customer represented approximately $80,000 (10%) of the Company’s net sales. In order to further increase our sales, we are marketing our services with a focus managed services on building our existing Department of Defense data destruction platform of services to new and existing customers as well as hosting webinars and sales training sessions for existing customers with a view towards leveraging those existing relationships. Depending on the outcome of our evaluation of strategic alternatives for our IT asset recycling operations, we expect revenues to remain constant during the remainder of the fiscal year.

Our gross profit margin depends on various factors, including product mix, pricing strategies, market conditions, personnel levels and other factors, any of which could result in changes in gross margins from period to period. Gross profit margin increased 38% for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. As a percentage of sales, the gross profit margin was 53% during the three months ended September 30, 2014 and 15% for the three months ended September 30, 2013. The increase in gross profit margin was primarily due to termination and discontinuance of our Tampa, Florida operations which significantly reduced our warehouse salaries which is a component of our cost of sales. Additionally, we started charging our customers for shipping freight cost which also resulted to a reduction of our cost of sales. Consequently such reduction in our cost of sales increased our gross profit margin for the three months ended September 30, 2014. We expect margins to remain in constant levels during the remainder of the fiscal year.

Selling, general and administrative expenses increased 5% during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase during the three months ended September 30, 2014 is primarily attributable to an increase in consulting fees for advisory services.

Other income (expense) increased 5,546% during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase is the result of the recognition of derivative expense of $883,820, loss from extinguishment of debt of $732,788, interest expense which includes amortization of debt discount and deferred financing cost of $314,633 offset by the gain from change in fair value of derivatives of $1,018,161. The loss from extinguishment of debt $732,788 for the three months ended September 30, 2014 was a result of the assignment of $150,000 note and conversion of $38,250 notes into common stock.

Net loss during the three months ended September 30, 2014 was approximately $(1,335,000) as compared to net loss of approximately $(673,000) for the three months ended September 30, 2013 resulting from the discussion above.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for operating the business.  At September 30, 2014 we had a working capital deficit of approximately $2.3 million as compared to working capital deficit of approximately $1.6 million at June 30, 2014.  The increased working capital deficit at September 30, 2014 is primarily attributable to an increase in derivative liability of approximately $990,000. During the three months ended September 30, 2014, we received net proceeds from the issuance of convertible notes amounting to $639,000. The proceeds from these notes were used for working capital purposes and to pay off convertible notes.

Cash flows

Net cash used in operating activities was approximately $(533,000) for the three months ended September 30, 2014 as compared to net cash used in operating activities of approximately $(38,000) for the three months ended September 30, 2013.

In the three months ended September 30, 2014 cash was used as follows:

●	Net loss was approximately $(1,335,000), partially offset by
●	Net changes in operating assets and liabilities of approximately $176,000, and
●	Non-cash operating expenses of approximately $2,007,000.
●	Non-cash operating income of approximately $1,029,000.

In the three months ended September 30, 2013 cash was used as follows:

●	Net loss was approximately $(673,000), partially offset by
●	Net changes in operating assets and liabilities of approximately $546,000, and
●	Non-cash operating expenses of approximately $94,000.
●	Non-cash operating income of approximately $5,700.

Net cash provided by (used in) financing activities was approximately $506,000 for the three months ended June 30, 2014 as compared to approximately ($6,000) for the three months ended September 30, 2013. The increase is primarily attributable to the issuance of convertible notes payable which resulted to net proceeds to us for $639,000 offset by payment on notes of approximately $131,000 during the three months ended September 30, 2014.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as the result of the failure to timely file a Current Report on Form 8-K.  Our management believes that this weakness was an isolated event and that it has been remedied subsequent to the end of the quarter.

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

Item 5.  Other Information.

None.

Item 6. Exhibits.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Bylaws (Incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 as filed with the Commission on May 10, 2011).
3.2
Amended and Restated Articles of Incorporation of AnythingIT, Inc. (Incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the Commission on November 7, 2014).

4.1
Convertible Promissory Note between AnythingIT, Inc. and Union Capital, LLC dated August 21, 2014 (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on November 3, 2014).

4.2
Back End Convertible Promissory Note between AnythingIT, Inc. and Union Capital, LLC dated August 21, 2014 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on November 3, 2014).

4.3
Back End Promissory Note between AnythingIT, Inc. and Union Capital, LLC dated August 21, 2014 (Incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K as filed with the Commission on November 3, 2014).

4.4
Convertible Promissory Note between AnythingIT, Inc. and Redwood Fund II, LLC dated August 22, 2014 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on September 16, 2014).

4.5
Convertible Promissory Note between AnythingIT, Inc. and JSJ Investments Inc. dated August 29, 2014 (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on September 9, 2014).

4.6
Convertible Promissory Note between AnythingIT, Inc. and Macallan Partners, LLC dated September 3, 2014 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on September 16, 2014).

4.7
Convertible Promissory Note between AnythingIT, Inc. and KBM Worldwide, Inc. dated September 9, 2014 (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on September 25, 2014).

4.8
Convertible Promissory Note between AnythingIT, Inc. and KBM Worldwide, Inc. dated September 17, 2014 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on September 25, 2014).

4.9
Amendment to Convertible Promissory Note and Back End Convertible Promissory Note between AnythingIT, Inc. and Union Capital, LLC dated September 19, 2014 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on November 3, 2014).

4.10
Convertible Promissory Note between AnythingIT, Inc. and Eastmore Capital, LLC dated September 29, 2014 (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on October 9, 2014).

4.11
Common Stock Purchase Warrant between AnythingIT, Inc. and Eastmore Capital, LLC dated September 29, 2014 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on October 9, 2014).

4.12
Convertible Promissory Note between AnythingIT, Inc. and Vista Capital Investments, LLC dated October 10, 2014 (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on October 17, 2014).

4.13
Convertible Promissory Note between AnythingIT, Inc. and Vista Capital Investments, LLC dated October 17, 2014 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on October 17, 2014).

10.1
Securities Purchase Agreement between AnythingIT, Inc. and Union Capital, LLC dated August 21, 2014 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on November 3, 2014).

10.2
Securities Purchase Agreement between AnythingIT, Inc. and Eastmore Capital, LLC dated September 29, 2014 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on October 9, 2014).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer
32.1*	Section 1350 Certifications
101.INS**	XBRL Instance Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.LAE**	XBRL Taxonomy Extension Label Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.SCH**	XBRL Taxonomy Extension Schema

*	Filed herewith.
**
XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANYTHINGIT Inc.

November 12, 2014	By:	/s/ David Bernstein
Name: David Bernstein
Chief Executive Officer and principal financial and accounting officer)