Form 10-Q
period 2014-12-31
WeedHire International, Inc.
filed 2015-02-20
CIK 1129048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-54540

WeedHire International, Inc.
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☑ No

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes ☐ No

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☑ Yes ☐  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  1,237,757,293 shares of common stock are issued and outstanding as of February 18, 2015.

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

OTHER PERTINENT INFORMATION

We maintain our web site at www.weedhire.com. Information on this web site is not a part of this report.

Unless specifically set forth to the contrary, when used in this report the terms “WeedHire International” “AnythingIT", the “Company,” "we", "us", "our" and similar terms refer to WeedHire International, Inc., a Delaware corporation, “fiscal 2015” refers to the year ending June 30, 2015 and “fiscal 2014” refers to the year ended June 30, 2014.

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements.

WEEDHIRE INTERNATIONAL, INC.
 Balance Sheets

	December 31, 2014	June 30, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$197,799	$192,086
Restricted cash	4,502	20,464
Accounts receivable, net of allowance for doubtful accounts	311,371	144,014
Inventories	117,590	41,043
Prepaid expenses and other current assets	26,275	50,588
Total current assets	657,537	448,195

Property and equipment, net	104,383	142,636
Deferred financing cost	42,319	45,211
Security deposits	9,151	9,151
Total assets	$813,390	$645,193

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$437,782	$558,114
Accrued expenses	206,759	309,519
Customer deposits	568,787	424,684
Current portion of capital lease payable	20,076	19,255
Deferred revenues	81,705	100,928
Convertible notes payable - current, net of debt discount	716,688	546,358
Current portion of notes payable	53,706	95,845
Derivative liability	1,467	-
Total current liabilities	2,086,970	2,054,703

Long term debt:
Convertible notes payable - long-term, net of debt discount	15,595	-
Notes payable	23,423	24,640
Capital lease payable	10,471	20,720
Total long-term debt	49,489	45,360

Total Liabilities	2,136,459	2,100,063

Stockholders' Deficit

Preferred stock - $0.01 par value, 5,000,000 shares authorized; none issued and outstanding	-	-

Common stock - $0.000001 par value, 30,000,000,000 shares authorized; 299,242,718 and 48,324,113 shares issued and outstanding as of December 31, 2014 and June 30, 2014, respectively	299	48
Additional paid-in capital	13,034,592	9,358,679
Accumulated deficit	(14,357,960)	(10,813,597)
Total stockholders' deficit	(1,323,069)	(1,454,870)
Total liabilities and stockholders' deficit	$813,390	$645,193

See accompanying notes to unaudited financial statements.

WEEDHIRE INTERNATIONAL, INC.
 Statements of Operations

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$1,027,169	$1,245,741	$1,920,074	$2,031,895
Cost of sales	451,816	728,963	872,377	1,394,144
Gross profit	575,353	516,778	1,047,697	637,751

Operating Expenses
Selling, general and administration	596,283	915,121	1,414,073	1,691,854
Operating loss	(20,930)	(398,343)	(366,376)	(1,054,103)

Other income (expense) :
Derivative liability expense	(575,796)	-	(1,459,616)	-
Gain (loss) from change in fair value of derivatives	(287,694)	-	730,467	-
Loss from extinguishment of debt	(761,834)	-	(1,494,622)	-
Interest expense, net of interest income of $156, $226, $483 and $338, respectively	(563,248)	(19,339)	(954,216)	(36,863)

Total other expense - net	(2,188,572)	(19,339)	(3,177,987)	(36,863)

Loss before income taxes	(2,209,502)	(417,682)	(3,544,363)	(1,090,966)

Provision for income taxes	-	-	-	-

Net Loss	$(2,209,502)	$(417,682)	$(3,544,363)	$(1,090,966)

Net loss per common share:
Basic:	$(0.02)	$(0.01)	$(0.04)	$(0.03)
Diluted:	$(0.02)	$(0.01)	$(0.04)	$(0.03)

Weighted average common shares outstanding basic	122,907,617	37,224,113	88,317,495	36,985,009
Weighted average common shares outstanding diluted	122,907,617	37,224,113	88,317,495	36,985,009

See accompanying notes to unaudited financial statements.

WEEDHIRE INTERNATIONAL, INC.
 Statements of Cash Flows

	For the Six Months
	Ended December 31,
	2014	2013
	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES
Net Loss	$(3,544,363)	$(1,090,966)
Adjustments to reconcile net loss from operations to net cash used in operating activities
Depreciation	38,253	43,714
Amortization of debt discount	775,865	-
Amortization of deferred financing costs	66,442	-
Loss from extinguishment of debt	1,494,622	-
Reduction in allowance for doubtful account	(22,334)	47,358
Derivative Liability Expense	1,459,616	-
Gain from change in fair value of derivatives	(730,467)	-
Stock based compensation	72,439	175,693
Change in operating assets and liabilities
Accounts receivable	(145,023)	398,174
Inventories	(76,547)	36,091
Prepaid expenses and other current assets	24,313	(6,186)
Accounts payable	(120,331)	205,878
Accrued expenses	(89,280)	(10,783)
Deferred rent	-	(862)
Deferred revenue	(19,223)	4,753
Customer deposits	144,103	198,775
Net cash (used in) provided by operating activities	(671,915)	1,639

INVESTING ACTIVITIES
Purchases of property and equipment	-	(11,742)
Decrease (increase) in restricted cash	15,962	(228)
Net cash provided by (used in) investing activities	15,962	(11,970)

FINANCING ACTIVITIES
Net proceeds from issuance of convertible notes payable	822,950	-
Net proceeds from sale of common stock	2,500	-
Payments on capital leases	(9,428)	(8,975)
Payments on notes payable	(154,356)	(3,319)
Net cash provided by (used in) financing activities	661,666	(12,294)

Net (decrease) increase in cash and cash equivalents	5,713	(22,625)

Cash and cash equivalents at beginning of year	192,086	128,723
Cash and cash equivalents at end of period	$197,799	106,098

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments during the period for :
Interest	$65,108	$6,954
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Common stock issued for conversion of principal amount of debt	$227,470	$-
Reclassification of derivative liability to equity	$2,994,132	$-

See accompanying notes to unaudited financial statements.

 WEEDHIRE INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

NOTE 1. – DESCRIPTION OF OUR BUSINESS.

WeedHire International, Inc. (the “Company”) formerly known as AnythingIT, Inc. is a provider of green technology solutions, managing the equipment disposition needs of the Federal government and commercial clients by buying, reselling, or recycling, in an environmentally and regulatory compliant manner, computers and other technology hardware.   By delivering cost effective asset management solutions and capitalizing on our knowledge and relationships in the industry, we believe that we are able to maximize the technology dollars of our clients. In addition, in May 2014 we launched Weedhire.com (“WeedHire”), a career website specifically targeting employment within the legal cannabis industry as part of diversification plan to meet the perceived underserved market for employer and employee candidates to connect within the legal marijuana industry. In order to support the Company’s diversification, the Company changed its name to WeedHire International, Inc. effective as of November 20, 2014.  Currently, the Company is still in the IT asset management and disposition services business.

The Company maintains its principal office and operating facility in Fair Lawn, New Jersey.

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

For the six months ended December 31, 2014, the Company reported a net loss of approximately $3.5 million and net cash used in operating activities of approximately $672,000.  At December 31, 2014 the Company had an accumulated deficit of approximately $14.4 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances the Company will be successful in its efforts to increase sales and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in the Company.

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

 WEEDHIRE INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The credit risk associated with cash equivalents is considered low due to the credit quality of the issuers of the financial instruments.

Restricted Cash

The Company maintains certain cash accounts that are restricted from general use. In accordance with our E-Stewards certification we need to have a separate account to ensure a proper winding down of any facility, should that ever be necessary.  As of December 31, 2014 and June 30, 2014, the balance in that restricted account was $4,502 and $20,464, respectively.

Concentration of Credit Risk

The Company places its cash with high credit quality financial institutions. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of December 31, 2014, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

Significant Customers

During the six months ended December 31, 2014 sales to 2 customer represented approximately $619,000 (32%) of the Company’s net sales. During the six months December 31, 2013 sales to 2 customers represented approximately $461,000 (23%) of the Company’s net sales. As of December 31, 2014 and June 30, 2014, the Company had 1 customer representing approximately 51% of gross accounts receivable and 4 customers representing approximately 54% of gross accounts receivable, respectively.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the expected collectability of its accounts receivable. The Company performs credit evaluations of significant customers and establishes an allowance for doubtful accounts based on the aging of receivables, payment performance factors, historical trends and other information. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. The Company evaluates and revises the reserve on a quarterly basis based on a review of specific accounts outstanding and our history of uncollectible accounts. As of December 31, 2014 and June 30, 2014, our allowance for doubtful accounts totaled $4,207 and $28,097, respectively.

Inventories

Inventories, consisting of used computer equipment, are stated at the lower of cost or market. Cost is determined by the amount the Company pays for each specific unit in inventory. The Company reviews inventory for excess or obsolete inventory and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. No allowance is necessary at December 31, 2014 and June 30, 2014.

 WEEDHIRE INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

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

Asset Classification	Estimated Useful Life (years)
Computers and software	3
Equipment	3 to 5
Furniture and fixtures	5 to 7

	December 31, 2014	June 30, 2014
Software	$214,168	$214,168
Furniture and fixtures	111,297	111,297
Equipment	96,740	92,740
Capital leased equipment	169,877	169,877
Leasehold improvements	91,208	91,208
Less: Accumulated depreciation	(578,907)	(540,654	) )
Property and Equipment, net	$104,383	$142,636

Depreciation expense for the six months ended December 31, 2014 and 2013 was $38,253 and $43,714, respectively.

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

 WEEDHIRE INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms.  Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable.  If uncertainties exist regarding customer acceptance or collectability, revenue is recognized when those uncertainties have been resolved.  The Company provides a limited as-is warranty on some of its products.  The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience.  At December 31, 2014 and June 30, 2014, a warranty reserve was not considered necessary.

The Company is party to brokered transactions whereby an upstream customer provides product to the Company if the parameters of the transactions can be satisfied.  Based upon the upstream customer parameters and the nature of the risk and control of the transaction by the Company these sales may be recorded on a gross or net basis.

For certain customers, the Company provided consigned inventory, either at the customer’s facility or at a third-party warehouse. Revenues from sales of consigned inventory are recognized upon sale of the product by the consignee. At December 31, 2014 and June 30, 2014, there were no used equipment on consignment.

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

The Company has not generated any revenues related to the Company’s WeedHire business.

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

	December 31, 2014	June 30, 2014
Stock Options	8,665,005	7,065,005
Warrants	2,100,000	-
Convertible notes including accrued interest	4,460,534,600	37,399,750
	4,471,299,605	44,464,755

For the six months ended December 31, 2014 and 2014 the Company reported a net loss.  The impact of additional shares would be anti-dilutive, and, as such, the basic and diluted shares are the same for those periods.

 WEEDHIRE INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination.   For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of December 31, 2014 and June 30, 2014, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  The Company's 2013, 2012, and 2011 tax years may still be subject to federal and state tax examination.

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

For the six months ended December 31, 2014 and 2013, total stock-based compensation was $72,439 and $175,693, respectively.

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

 WEEDHIRE INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and customer deposits are reflected in the balance sheets at cost, which approximates fair value because of the short-term maturity of these instruments. The carrying amount of the notes payable at December 31, 2014 approximate their respective fair value based on the Company’s incremental borrowing rate.

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from July 1, 2014 to December 31, 2014:

Conversion feature derivative liability
Balance at July 1, 2014	$-
Recognition of debt discount on convertible notes	1,108,950
Recognition of derivative liability expense	1,459,616
Recognition of extinguishment of debt upon assignment of a convertible note	1,157,500
Reclassification of derivative liability to equity	(2,994,132)
Change in fair value included in earnings	(730,467)
Balance at December 31, 2014	$1,467

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

The Company has equity instruments including convertible promissory notes (see Note 8) that are accounted for as derivative liabilities that are evaluated quarterly for potential reclassification as liabilities pursuant to ASC 815. Based upon ASC 815-25 the Company has adopted a sequencing approach regarding the application of ASC 815 to its outstanding convertible debentures. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date. The Company did not enter into any contracts for warrants or other equity instruments subject to reclassification to liabilities as prescribed by ASC Topic 815 until July 8, 2014, when it entered into a convertible promissory note of $105,000 with a conversion price of 40% of the lowest trading price of the common stock as reported on the relevant exchange for the fifteen trading days prior to conversion and floor conversion price of $0.00001 per share which resulted to the Company’s outstanding shares of common stock and common stock equivalents to exceed over the number of authorized shares. Using this sequencing policy, all instruments convertible into common stock, including the conversion feature of notes payable, issued on and subsequent to July 8, 2014 had been accounted for as derivative liabilities. In January 2015, the Company’s Board of Directors and holders of the required majority of the voting power of its voting stock approved an amendment to the Company’s Articles of Incorporation effectuating an increase in the total number of authorized stock of the Company for common stock from 3,000,000,000 to 30,000,000,000 shares. Due to the increase in authorized number of shares, the Company has sufficient unissued shares to satisfy the maximum numbers of shares that could be required to convert or settle all the outstanding convertible promissory notes as of December 31, 2014. Accordingly, the Company has reclassified as equity all derivative liabilities pertaining to the convertible notes payable except for the warrants issued in October 2014.

 WEEDHIRE INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

 Advertising

Advertising costs are charged to operations when incurred.  During the six months ended December 31, 2014 and 2013, the Company incurred approximately $86,000 and $2,800, respectively in advertising expense.

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

NOTE 3. – ACCOUNTS RECEIVABLE.

Accounts receivable consisted of the following:

	December 31, 2014	June 30, 2014
Accounts Receivable	$315,578	$172,111
Less: Allowance for doubtful accounts	(4,207)	(28,097)
Accounts receivable, net	$311,371	$144,014

NOTE 4. – INVENTORIES.

Inventories consisted of finished goods at December 31, 2014 and June 30, 2014. At December 31, 2014 and June 30, 2014, the balance is $117,590 and $41,043, respectively.  We had consigned inventory to customers who refurbish and sell the used equipment.  At December 31, 2014 and June 30, 2014, there were no used equipment on consignment.

 NOTE 5. – CAPITAL LEASE OBLIGATIONS.

The Company has entered into several capital lease obligations to purchase equipment for operations. The Company has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category and related accumulated depreciation account. Property and equipment includes the following amounts for leases that have been capitalized as of December 31, 2014 and June 30, 2014:

	Useful Life (Years)	December 31, 2014	June 30, 2014
Equipment	3 - 5	$90,663	$90,663
Software	5	79,214	79,214
		169,877	169,877
Less: Accumulated Depreciation		(157,537)	(152,514)
Capital Leased Equipment, net		$12,340	$17,363

 WEEDHIRE INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

Future minimum payments required under capital leases at December 31, 2014, are as follows:

December 31, 2014

FY 2015	$21,656
FY 2016	9,691
FY 2017	1,016
Total future payments	32,363
Less: Amount representing interest	1,816

Present value of future minimum payments	30,547
Less: Current portion	20,076

Long term portion	$10,471

NOTE 6. – RELATED PARTY TRANSACTIONS.

Amounts outstanding under a loan and line of credit from a bank (see Note 8) are personally guaranteed by officers of the Company.

NOTE 7. – ACCRUED EXPENSES.

Accrued expenses represent obligations that apply to the reported period and have not been billed by the provider or paid by the Company. At December 31, 2014 and June 30, 2014, accrued expenses consisted of the following:

	December 31, 2014	June 30, 2014
Accrued interest	$131,811	$93,419
Wages and vacation	56,137	89,035
Commissions and bonuses	5,000	28,976
Professional fees	-	37,500
Other	13,811	60,589
	$206,759	$309,519

 WEEDHIRE INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

NOTE 8. – NOTES PAYABLE.

	December 31, 2014	June 30, 2014

Loan payable to TD Bank maturing in October 2028 payable with varying monthly installments including interest at approximately 5.25% per annum, secured by all assets of the Company	$26,027	$27,403
Line of Credit to American Express with varying monthly installments including interest at approximately 9.49% per annum, secured by all assets of the Company	26,452	28,082

Promissory note of $60,000 payable at 12 consecutive monthly installments starting in February 2014 and non-interest bearing	5,000	35,000

Promissory note of $30,000 payable at 12 consecutive monthly installments starting in September 2014 and non-interest bearing	19,650	30,000
Various convertible promissory notes bearing interest from 4% to 12% per annum, aggregating to $1,157,160 and $280,000 principal net of debt discount of $600,727 and $206,142 at December 31, 2014 and June 30, 2014, respectively	556,433	73,858
12% Convertible promissory notes net of debt discount of $0 at December 31, 2014 and June 30, 2014	175,850	472,500
	809,412	666,843
Less : Current portion	770,394	642,203
Total long-term portion	$39,018	$24,640

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

Promissory Note – Settlement of Accounts Payable

On February 24, 2014, the Company entered into a settlement agreement with a certain vendor pursuant to which the Company has fully settled an outstanding balance to the vendor amounting to $230,975 by issuing a promissory note of $60,000 payable in 12 monthly consecutive installments starting on February 28, 2014. Consequently, during the years ended June 30, 2014, the Company recognized a gain from settlement of accounts payable of $170,975. The Company shall be liable for the entire balance plus 10% interest from September 2013 and certain collection cost upon a default in payment by the Company. At December 31, 2014, the principal amount of this promissory note amounted to $5,000.

 WEEDHIRE INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

Promissory Note – Termination of lease agreement

On May 29, 2014, the Company entered into an amended lease agreement with the landlord of the operating facility located in Tampa, Florida pursuant to which both parties agreed to amend the lease term to an earlier date of (i) 30 days after the amendment effective date or (ii) the date on which the Company vacates and surrenders to the landlord the lease premises. The lease was terminated in June 2014. In consideration for the execution of such amendment, the Company issued a promissory note of $30,000 payable in 12 monthly consecutive installments starting in September 2014 and an initial payment of $40,000. Consequently, during the year ended June 30, 2014, the Company recognized a loss from termination of lease of $55,667 which represents the excess of total consideration payment of $70,000 over the balance of deferred rent of $14,333 on the date of termination. Pursuant to the amendment agreement, in the event that the landlord lease the premises to a new tenant under a new lease, then the Company shall be relieved of its obligation to pay the landlord any remaining installment payments on the promissory note and shall be deemed satisfied. At December 31, 2014, the principal amount of this promissory note amounted to $19,650.

 12% Convertible Promissory Notes

In January 2011 and February 2011 the Company issued and sold $550,000 principal amount 12% convertible promissory notes in a private offering resulting in net proceeds of $495,000 after $55,000 fee paid to placement agent.  The notes are unsecured and pay interest at 12% per annum, in arrears, in shares of our common stock valued at $0.30 per share. The notes matured on December 31, 2013, provided, however, that in our sole option we may extend the maturity date until December 31, 2014 if the note is not converted by December 31, 2013. The Company has exercised its option to extend the maturity date from December 31, 2013 to December 31, 2014 while all terms and conditions remain the same. The notes are convertible at any time at the option of the holder into shares of our common stock at a conversion price of $0.30 per share.  At any time that the closing price of our common stock on any exchange on which it might be listed or in the over the counter market equals or exceeds $0.60 per share for 20 consecutive trading days, we have the right to convert the notes into shares of our common stock at a conversion price of $0.30 per share. The conversion price of the notes is subject to proportional adjustment in the event of stock splits, dividends, recapitalizations and similar corporate events.  On December 31, 2012, $60,000 of accrued interest was converted to 200,000 shares of common stock at $0.30. The Company is currently in default due to non-payment of the outstanding balance on the maturity date.

Between March 5, 2014 and May 13, 2014, the Company issued an aggregate of 11,100,000 shares of common stock to six recipients upon the assignment and cancellation of $27,500 of principal debt due under one of the Company’s 12% convertible promissory note which matured on December 31, 2014.  The Company’s note holder assigned $27,500 of the note to third parties and the note was cancelled in exchange for common stock at a price of ranging from $0.005 to $0.001 per share. The Company accounted for the reduction of the conversion price from $0.30 to a lower price per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debt of $244,437 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.

Between July 29, 2014 and September 28, 2014, the Company issued an aggregate of 15,300,000 shares of common stock to four recipients upon the assignment and cancellation of $38,250 of principal debt due under one of the Company’s 12% convertible promissory note which matured on December 31, 2014.  The Company’s note holder assigned $38,250 of the note to third parties and the note was cancelled in exchange for common stock at a price of $0.0025 per share. The Company accounted for the reduction of the conversion price from $0.30 to a lower price per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debt of $275,188 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.

 WEEDHIRE INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

On August 29, 2014, the Company’s note holder assigned $150,000 of the note to a third party and the original note was cancelled in exchange for an issuance of a 9% convertible promissory note for $150,000 with a conversion price equal to 60% of the lowest trading prices during the 20 trading day period of the Company’s common stock prior to the date of conversion and matures on March 29, 2014. In October 2014, the Company amended the note to include a floor conversion price of $0.00005 per share.

Between October 31, 2014 and December 31, 2014, the Company issued an aggregate of 30,500,000 shares of common stock to three recipients upon the assignment and cancellation of $6,900 of principal debt due under one of the Company’s 12% convertible promissory note which matured on December 31, 2014.  The Company’s note holder assigned $6,900 of the note to third parties and the note was cancelled in exchange for common stock at a price ranging from $0.0001 to $0.001 per share. The Company accounted for the reduction of the conversion price from $0.30 to a lower price per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debt of $61,934 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.

Between November 12, 2014 and December 16, 2014, the Company’s three note holders assigned an aggregate of $109,000 principal and $13,450 interest of notes to third parties and the original notes were cancelled in exchange for issuance of convertible promissory notes for a total of $122,450 with a conversion price ranging from 40% to 50% of the lowest trading prices during the 15 to 20 trading day period of the Company’s common stock prior to the date of conversion and have maturity dates from November 2015 to May 2015.

Presently, the principal amounts of the 12% notes together with the accrued interest are convertible into an aggregate of 896,554 shares of our common stock at December 31, 2014.  At December 31, 2014 and June 30, 2014, the Company had $93,116 and $89,104, respectively in accrued interest on the notes. At December 31, 2014 and June 30, 2014, the principal amounts of these notes amounted to $175,850 and $472,500, respectively.

Various convertible promissory notes bearing interest from 4% to 12% per annum

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

In May 2014, the Company paid a total of $70,213 which consists of payment of the principal amount of $53,000, accrued interest of $1,208 and prepayment penalty fee of $16,005. In July 2014, the Company paid the remaining balance for a total of $44,908 which consist of payment of the principal amount of $32,500, accrued interest of $1,083 and prepayment penalty fee of $11,325.

Between March 2014 and May 2014, the Company issued convertible promissory notes in an aggregate amount of $146,500. The notes bear interest at 8% per annum and matures between December 2014 and February 2015.  The Company paid debt issuance cost of $6,500 and finder’s fee of $28,000 in connection with these notes, is capitalized in deferred financing cost, and is being amortized over the term of the note. The note is convertible at the option of the holder into shares of common stock beginning on the date which is 180 days after the date of the notes, at a conversion price ranging between 53% and 58% of the average of three lowest trading prices during the 10 trading day period of the Company’s common stock prior to the date of conversion. The floor conversion price is $0.00009 per share. During the first 180 days following the date of the note the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a graduating premium ranging from 110% to 145%.  After this initial 180 day period, the Company does not have a right to prepay the note. In September 2014, the Company paid a total of $116,819 which consist of payment of the principal amount of $78,500, accrued interest of $3,114 and prepayment penalty fee of $35,205 leaving a principal balance of $68,000 as of December 31, 2014.

 WEEDHIRE INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

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

Between July 2014 and August 2014, the Company issued convertible promissory notes aggregating $157,500. The note bears interest at 8% per annum and matures between May 2015 and August 2015.  The Company paid debt issuance cost of $7,500 in connection with this note payable which is being amortized over the term of the note. The notes are convertible at the option of the holder into shares of common stock at a conversion price of 40% of the lowest trading price of the common stock as reported on the relevant exchange for the fifteen trading days prior to conversion. The floor conversion price was $0.00001 per share. In October 2014, the Company amended the note to increase the floor conversion price to $0.00005 per share.

In August 2014, the Company issued a convertible promissory note of $75,000. The note bears interest at 10% per annum and matures in August 2016.  The Company paid debt issuance cost of $7,500 in connection with this note payable and is being amortized over the term of the note. The note is convertible to common stock at the lesser of (i) $0.0115 or (ii) sixty percent (60%) of the lowest trade price in the 25 trading days prior to the conversion. The floor conversion price is $0.00005 per share.

In August 2014, the Company issued convertible promissory notes aggregating $41,000. The note bears interest at 8% per annum and matures in June 2015.  The Company paid debt issuance cost of $3,000 in connection with this note payable and is being amortized over the term of the note. The notes are convertible to common stock at the greater of (i) 58% multiplied by the lowest average three day market price of the common stock during the ten trading days prior to the relevant notice of conversion or (ii) $0.00004. The floor conversion price is $0.00001 per share.

In August 2014, the Company issued a convertible promissory note of $50,000. The note bears interest at 8% per annum and matures in August 2015.  The Company paid debt issuance cost of $2,500 and finder’s fee of 5,000 in connection with this note payable and is being amortized over the term of the note. The note is convertible to common stock at the lesser of (i) $0.0115 or (ii) sixty percent (60%) of the lowest trade price in the 25 trading days prior to the conversion. The floor conversion price is $0.00005 per share.

In August 2014, the Company issued a convertible promissory note of $105,000. The note bears interest at 10% per annum and matures in March 2015.  The Company paid debt issuance cost of $2,000, finder’s fee of $9,000 and original issue discount of $5,000 in connection with this note payable and is being amortized over the term of the note. The note is convertible to common stock at the lower of (i) $0.00009 or (ii) 60% multiplied by the lowest trading price in the previous twenty trading days of the conversion date. The floor conversion price is $0.00005 per share.

 WEEDHIRE INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

In September 2014, the Company issued a convertible promissory note of $40,000. The note bears interest at 4% per annum and matures in September 2015.  The Company paid debt issuance cost of $3,000 and original issue discount of $5,000 in connection with this note payable and is being amortized over the term of the note. The note is convertible to common stock at the lower of (i) 50% multiplied by the bid price on the day of the applicable notice of conversion or (ii) 50% multiplied by the lowest trading price in the previous twenty (20) trading days prior to the relevant notice of conversion. The floor conversion price is $0.00005 per share.

In September 2014, the Company issued a convertible promissory note of $156,000. The note bears interest at 10% per annum and matures in February 2015.  The Company paid original issue discount of $6,000 in connection with this note payable and is being amortized over the term of the note. The note is convertible to common stock at 60% multiplied by the lowest trading price in the previous twenty (20) trading days prior to the relevant notice of conversion. The floor conversion price is $0.00005 per share.

In September 2014, the Company issued a convertible promissory note of $32,500. The note bears interest at 8% per annum and matures in June 2015.  The Company paid debt issuance cost of $2,500 in connection with this note payable and is being amortized over the term of the note. The note is convertible to common stock at the greater of (i) 58% multiplied by the lowest average three day market price of the our Common Stock during the ten trading days prior to the relevant notice of conversion or (ii) $0.00004.

In October 2014, the Company issued a convertible promissory note of $65,000. The note bears interest at 12% per annum and matures in September 2015.  The Company paid debt issuance cost of $8,700 in connection with this note payable and is being amortized over the term of the note. The conversion price for each share is the lower of (i) the closing price of the common stock on the trading day before the note funding date or (ii) 50% multiplied by the lowest sale price for the common stock during the 15 trading days prior to the relevant notice of conversion.  However, the note conversion price is subject to a floor price of $0.00009 per share.  In connection with the issuance of this note, the Company issued 2,100,000 warrants which expires in September 2019.  Each of the Warrants is exercisable into one share of the Company’s Common Stock.  The exercise price for each of the Warrants is $0.031 per share, subject to adjustment for stock splits, dividends, combinations, subsequent equity sales, and subsequent rights offerings.

In October 2014, the Company issued a convertible promissory note of $33,000. The note bears interest at 12% per annum and matures in October 2015.  The Company paid debt issuance cost of $2,400 in connection with this note payable which is being amortized over the term of the note. The note is convertible to common stock at the lower of (i) 60% multiplied by the lowest sales price during the 25 trading days prior to the relevant notice of conversion or (ii) $0.01. The floor conversion price is $0.0004 per share.

In November 2014, the Company issued a convertible promissory note of $33,000. The note bears interest at 8% per annum and matures in August 2015.  The Company paid debt issuance cost of $3,000 in connection with this note payable which is being amortized over the term of the note. The note is convertible to common stock at the greater of (i) 58% multiplied by the lowest sales price during the 10 trading days prior to the relevant notice of conversion or (ii) $0.00004.

In November 2014, the Company issued a convertible promissory note of $50,000. The note bears interest at 8% per annum and matures in November 2015.  The Company paid debt issuance cost of $2,500 in connection with this note payable and is being amortized over the term of the note. The note is convertible to common stock at the greater of (i) 50% multiplied by the lowest sales price during the 15 trading days prior to the relevant notice of conversion or (ii) $0.00009.

In December 2014, the Company issued a convertible promissory note of $25,000. The note bears interest at 12% per annum and matures in November 2015.  The Company paid debt issuance cost of $2,450 in connection with this note payable and is being amortized over the term of the note. The note is convertible to common stock at the greater of (i) 50% multiplied by the lowest sales price during the 20 trading days prior to the relevant notice of conversion or (ii) $0.00005.

 WEEDHIRE INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

On August 29, 2014, in connection with the assignment of $150,000 of the 12% convertible note to a third party (the “Assignee”), the original 12 % note was cancelled in exchange for an issuance of a 9% convertible promissory note for $150,000 with a conversion price equal to 60% of the lowest trading prices during the 20 trading day period of the Company’s common stock prior to the date of conversion which matures on March 29, 2014. The Company accounted for the reduction of the conversion price from $0.30 to a lower price per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debt of $457,600 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms. In September 2014, the Company issued an aggregate of 9,060,361 shares of common stock to an Assignee upon the conversion of $55,493 of principal amount of debt.

Between November 2014 and December 2014, in connection with the assignment of $109,000 principal and $13,450 interest of notes to third parties, the original 12 % notes were cancelled in exchange for the issuance of convertible promissory notes for a total of $122,450 with a conversion price ranging from 40% to 50% of the lowest trading prices during the 15 to 20 trading day period of the Company’s common stock prior to the date of conversion with maturity dates from November 2015 to May 2015. The Company accounted for the reduction of the conversion price from $0.30 to a lower price per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debt of $699,900 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.

Between October 2014 and December 2014, the Company issued an aggregate of 224,058,224 shares of common stock to various assignees upon the conversion of $128,697 principal amount of debt and $5,030 accrued interest.

Presently, the principal amounts of the various notes including accrued interest are convertible into an aggregate of 4,459,638,046 shares of our common stock at December 31, 2014.  At December 31, 2014 and June 30, 2014, the Company had $38,695 and $4,316, respectively in accrued interest on the notes. At December 31, 2014 and June 30, 2014, the principal amounts of these various notes amounted to $1,157,160 and $280,000, respectively.

The Company evaluated whether or not the convertible promissory notes contain embedded conversion features, which meet the definition of derivatives under ASC 815 and related interpretations. Based upon ASC 815, the Company had adopted a sequencing approach regarding the application of ASC 815 to its outstanding convertible debentures. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date. The Company did not enter into any contracts for warrants or other equity instruments subject to reclassification to liabilities as prescribed by ASC Topic 815 until July 8, 2014, when it entered into a convertible promissory note of $105,000 with a conversion price of 40% of the lowest trading price of the common stock as reported on the relevant exchange for the fifteen trading days prior to conversion and floor conversion price of $0.00001 per share which resulted to the Company’s outstanding shares of common stock and common stock equivalents to exceed over the number of authorized shares. Using this sequencing policy, all instruments convertible into common stock, including the conversion feature of notes payable, issued on and subsequent to July 8, 2014 had been accounted for as derivative liabilities. In January 2015, the Company’s Board of Directors and holders of the required majority of the voting power of its voting stock approved an amendment to the Company’s Articles of Incorporation effectuating an increase in the total number of authorized stock of the Company for common stock from 3,000,000,000 to 30,000,000,000 shares. Due to the increase in authorized number of shares, the Company has sufficient unissued shares to satisfy the maximum numbers of shares that could be required to convert or settle all the outstanding convertible promissory notes as of December 31, 2014. Accordingly, the Company has reclassified as equity all derivative liabilities pertaining to these convertible notes payable as of December 31, 2014.

 WEEDHIRE INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

Debt Discounts

In connection with the convertible promissory notes issued between January 2014 and December 2014, the convertible notes were considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock in accordance with ASC 470-20-25. Therefore the portion of proceeds allocated to the convertible notes of $1,503,450 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the term of the notes.

For the six months ended December 31, 2014 and 2013 the Company recognized $775,865 and $0, respectively of amortization of debt discount.  As of December 31, 2014 and June 30, 2014 the discount had a carrying value of $600,727 and $206,142, respectively.

For the six months ended December 31, 2014 and 2013, the Company recognized $66,442 and $0 of amortization of deferred financing cost, respectively. At December 31, 2014 and June 30, 2014, deferred financing cost amounted to $42,319 and $45,211.

NOTE 9. – DERIVATIVE LIABILITIES

Under the provisions of ASC 815, the Company has adopted a sequencing approach regarding the application of ASC 815 to its outstanding convertible debentures. On July 8, 2014, as a result of the issuance of the 8% convertible promissory note (see Note 8), the Company’s outstanding shares of common stock and common stock equivalents exceeded the number of authorized shares and therefore all instruments convertible into common stock, including the conversion feature of notes payable, issued on and subsequent to July 8, 2014 had been accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. In January 2015, the Company filed an amendment to the Company’s Articles of Incorporation with the Secretary of State of Delaware effectuating an increase in the total number of authorized stock of the Corporation from 3,000,000,000 to 30,000,000,000 shares. Due to the increase in authorized number of shares, the Company has sufficient unissued shares to satisfy the maximum numbers of shares that could be required to convert or settle all the outstanding convertible promissory notes as of December 31, 2014. Accordingly, the Company has reclassified as equity all derivative liabilities pertaining to these convertible notes payable as of December 31, 2014.

In connection with the issuance of a note in October 2014, the Company issued 2,100,000 warrants which expires in September 2019.  Each of the Warrants is exercisable into one share of the Company’s Common Stock.  The exercise price for each of the Warrants is $0.031 per share, subject to adjustment for stock splits, dividends, combinations, subsequent equity sales, and subsequent rights offerings. Since the Company determined that the terms of the Warrants include a down-round provisions under which the exercise price could be affected by future equity offerings undertaken by the Company, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Stock”, the warrants were accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible notes, along with the free-standing derivative instrument such as warrants and recorded derivative liabilities on their issuance date. The Company uses the Black-Scholes option pricing model to value the derivative liabilities. These derivative liabilities will then be revalued on each reporting date.

The derivative expense in connection with the convertible notes and warrants issued was $1,459,616 for the six months ended December 31, 2014. The gain resulting from the decrease in fair value of these convertible instruments was $730,467 for the six months ended December 31, 2014. During the six months ended December 31, 2014, the Company reclassified $2,994,132 to paid-in capital due to the conversion of convertible notes into common stock and also as a result of the increase in authorized number of shares. Derivative liability in connection with the warrants amounted to $1,467 as of December 31, 2014.

 WEEDHIRE INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

The Company used the following assumptions for determining the fair value of the convertible instruments under the Black-Scholes option pricing model:

July 8, 2014 to December 31, 2014

Dividend rate	0%
Term (in years)	0.40 - 5 Years
Volatility	179% - 208%
Risk-free interest rate	0.05% - 1.73%

NOTE 10. – STOCKHOLDERS’ EQUITY.

Effective July 13, 2014, the Company amended its Articles of Incorporation to increase the total number of authorized capital stock from 200,000,000 shares to 3,000,000,000 shares consisting of 3,000,000,000 shares of common stock, par value $0.000001 per share.

On January 27, 2015, the Company’s Board of Directors and holders of the required majority of the voting power of its voting stock approved an amendment to the Company’s Articles of Incorporation effectuating an increase in the total number of authorized stock of the Company from 3,020,000,000 to 30,020,000,000 shares, of which 30,000,000,000 shares will be common stock and 20,000,000 shares will be preferred stock.

As of December 31, 2014 and June 30, 2014, there are 299,242,718 and 48,324,113 shares of common stock issued and outstanding, respectively. There are no shares of preferred stock issued and outstanding.

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

In September, 2014 the Company issued 2,500,000 shares of the Company’s common stock with a fair market value of $47,000 in exchange for a purchase price of $0.001 per share or $2,500 pursuant to a consulting agreement entered into in September 2014 for advisory services rendered. Stock based compensation of $44,500 has been recognized in the accompanying statement of operations.

 WEEDHIRE INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

Between October 2014 and December 2014, the Company issued an aggregate of 224,058,244 shares of common stock to eight recipients upon the assignment and cancellation of $128,697 of principal amount of debt and $5,030 accrued interest due under the Company’s various convertible promissory notes. The Company recognized loss from extinguishment of debt of $61,934 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms of the convertible promissory notes (see Note 8).

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

 WEEDHIRE INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

A summary of the stock options and changes during the period are presented below:

		Weighted	Average
	Options	Exercise Price	Fair Value
Outstanding at June 30, 2014	7,065,005	$0.16	0.11
Granted	1,600,000	0.03	0.01
Forfeited	-	-	-
Outstanding at December 31, 2014	8,665,005	$0.16	-

Options exercisable at December 31, 2014	6,715,005	$0.16

Between October 2014 and November 2014, the Company appointed three individuals to serve as advisors of the Company.   Upon their appointment as advisors to the Company granted non-incentive options to purchase an aggregate of 1,600,000 shares of the Company’s common stock under the 2010 Equity Compensation Plan at an exercise prices from $0.03 to $0.05 per share.  The options, which vested 275,000 shares upon grant and the balance in arrears quarterly until July 2014 and October 2014, may be exercised on a cashless basis. These options were valued on the grant date at approximately $12,600 or $0.008 per option using a Black-Scholes option pricing model with the following assumptions: stock price of approximately $0.08 per share, volatility ranging from 230% to 240%, expected term of 5 years, and a risk free interest rate from 1.41% to 1.66%. For the six months ended December 31, 2014 and 2013, total stock-based compensation related to the options was $27,939 and $153,538, respectively.    The total intrinsic value of stock options outstanding and exercisable as of December 31, 2014 was $0.

Warrants

In connection with the Company’s October 2014 issuance of its 12% convertible promissory note of $65,000, the Company issued 2,100,000 warrants to purchase shares of the Company’s common stock. Each of the Warrants is exercisable into one share of the Company’s Common Stock.  The exercise price for each of the Warrants is $0.031 per share, subject to adjustment for stock splits, dividends, combinations, subsequent equity sales, and subsequent rights offerings. These warrants expire in September 2019.

NOTE 12. COMMITMENTS AND CONTINGENCIES.

In September 2014, the Company entered into a six month consulting agreement whereby such consultant intends to provide advisory services and including software planning, design and development. The Company shall pay the sum of $30,000 or $5,000 per month.  Additionally, the Company issued to such consultant 2,500,000 shares of the Company’s common stock in exchange for $2,500 (see Note 10).

NOTE 13. SUBSEQUENT EVENTS.

On January 15, 2015, the Company filed a certificate of designation, preferences and rights of Series A preferred stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware to designate 1,000,000 shares of its previously authorized preferred stock as Series A preferred stock.  The Certificate of Designation and its filing was approved by the Company’s Board of directors on January 7, 2015, without shareholder approval as provided for in the Company’s articles of incorporation and under Delaware law.

 WEEDHIRE INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

The holders of shares of Series A preferred stock are not entitled to dividends or distributions.  The holders of shares of Series A preferred stock have the following voting rights:

●	Each share of Series A preferred stock entitles the holder to 1,000 votes on all matters submitted to a vote of the Company’s stockholders. In the event that such votes do not total at least 51% of all votes of the Company’s stockholders, then the votes cast by the holders of the Series A preferred stock shall be equal to 51% of all votes cast at any meeting of the Company’s stockholders or any issue put to the Company’s stockholders for voting.

●	Except as otherwise provided in the Certificate of Designation, the holders of Series A preferred stock, the holders of the Company’s common stock, and the holders of shares of any other of our capital stock having general voting rights and shall vote together as one class on all matters submitted to a vote of the Company’s stockholders.

Effective as of January 15, 2015, the Company completed the sale of 110,000 shares of its Series A preferred stock at a price of $0.01 per share, or an aggregate of $1,100.00, to David Bernstein, the Company’s Chief Executive Officer and a member of its board of directors and Vlad Stelmak, the Company’s Chief Operating Officer and a member of its board of directors.  Messrs. Bernstein and Stelmak each purchased 55,000 shares of the Series A preferred Stock for a purchase price of $550.00 each.

On January 27, 2015, the Company’s Board of Directors and holders of the required majority of the voting power of its voting stock approved an amendment to the Company’s Articles of Incorporation effectuating an increase in the total number of authorized stock of the Corporation from 3,020,000,000 to 30,020,000,000 shares, of which 30,000,000,000 shares will be common stock and 20,000,000 shares will be preferred stock.  The Company anticipates that the amendment will become effective on or about March 6, 2015, at such time as a certificate of amendment to the Company’s Articles is filed with the Secretary of State of Delaware.

In January 2015, in connection with the assignment of $25,000 of the Company’s 12% convertible notes to a third party, the original 12 % note was cancelled in exchange for an issuance of a 10% convertible promissory note for $25,000 with a conversion price equal to 50% of the lowest trading prices of the Company’s common stock during the 35 trading day period prior to the date of conversion.

In January 2015, the Company issued a convertible promissory note in the principal amount of $30,000. The note bears interest at the rate of 10% per annum and matures in July 2015.  The Company incurred $5,500 of debt discount in connection with this note payable which is being amortized over the term of the note. The note is convertible to 45% multiplied by the lowest sales price during the 20 trading days prior to the relevant notice of conversion.

In January 2015, the Company issued an aggregate of 604,071,755 shares of common stock to various recipients upon the assignment and cancellation of $170,615 of principal amount of debt and $4,079 accrued interest due under the Company’s various convertible promissory notes.

In February 2015, the Company issued an aggregate of 334,442,821 shares of common stock to various recipients upon the assignment and cancellation of $39,650 of principal amount of debt due under the Company’s various convertible promissory notes.

In February 2015, the Company issued 31,865,350 shares of its unregistered shares of common stock to David Bernstein, its Chief Executive Officer and a member of its board of directors in lieu of $6,373.07 of deferred compensation owed to Mr. Bernstein and 31,865,350 shares were issued to Vlad Stelmak, the Company’s Chief Operating Officer and a member of its board of directors, in lieu of $6,373.07 of deferred compensation currently owed to Mr.Stelmak.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the six months ended December 31, 2014 and 2013 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2014 as filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

As the e-waste industry is not a mature industry, federal regulations have not yet been adopted and companies are left to their own accord to adopt best practices.  We have decided that a differentiator in our industry will be companies that comply with standards that reflect policies that closely monitor where e-waste and scrap is sent after leaving a recycling facility. In this vein, in October 2011 we were awarded certifications for the responsible recycling E-Stewards practices as well as ISO 14001:2004 Environmental Management System for responsible electronics recyclers which are administered by the ISRI Services Corporation and the International Organization for Standardization (ISO). Additionally, in June 2012, we were awarded the ISO 9001 Quality Management Certification as well as the e-Stewards Certification from the Basel Action Network. We believe these industry certifications will assist us in building awareness of the benefits of our services. We have a zero landfill policy and prioritize resale over other potential means of recycling.

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

Weedhire.com

In May 2014, we launched Weedhire.com, a career website specifically targeting employment within the legal cannabis industry.  In order to support our transition into this business, we have changed our corporate name to WeedHire International, Inc.  We made the decision to diversify into this space due to the perceived underserved market for employer and employee candidates to connect within the legal marijuana industry. As marijuana legislation continues to pass, we believe that more career opportunities will be created. Although Weedhire.com is to be an online portal and social media source for job seekers and providers, it will not be involved with the growth, sale, or distribution of marijuana.

Currently, 23 states including the District of Columbia have approved medical marijuana and more are expected to follow. Industry analysts predict the current trend will accelerate and that the regulated domestic cannabis industry will grow from its current $1.5 billion market to over $20 billion by 2019.  Our expected capital requirements for this segment initially are in the area of $250,000 which we will need to raise through the sale of debt or equity securities.  We do not have any commitments for this additional capital, however, at this time and there are no assurances we will be able to raise the necessary capital.  In that event, our ability to expand our operations through this new venture will be limited. During the second quarter of fiscal 2015, we did not have any significant activities related to our WeedHire business.

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

During the six months ended December 31, 2014, our net sales decreased by 6% from the six months ended December 31, 2013, our gross profit margins increased by 24% and our operating expenses decreased by 16% from the six months ended December 31, 2013. While we do not have any commitments for capital expenditures, in order for us to sustain our current operations and grow our business we will need to raise additional working capital.  As a small public company with a limited market for our common stock, we face a number of challenges in accessing the capital markets, and the number of sources to raise working capital is limited.  During fiscal 2014 and the six months ended December 31, 2014 we explored a number of options to provide additional capital to our company and we are continuing our efforts to raise additional working capital, either in the form of equity, debt or a combination of the two.  During the six months ended December 31, 2014 we have raised net proceeds of $823,000 primarily through the sale of convertible notes which mature between October 2014 and August 2016, and are convertible at the option of the holders into shares of our common stock based upon a disclosure to the market price.  In addition, we have $175,850 principal amount of 12% convertible notes which matured in December 2014 and are currently in default.  These notes are convertible at the option of the holders into shares of our common stock at a conversion price of $0.30 per share.  We do not presently have sufficient funds to satisfy these obligations and will need to raise additional capital should the holders not elect to convert the notes.  However, we do not have any commitments for additional capital, and there are no assurances we will be successful in raising capital upon terms acceptable to us, if at all.   If we are unable to raise additional working capital, absent a significant increase in our net sales, we will have to reduce certain operating expenses, which may not be sufficient to sustain our operations.  In order to reduce our operating expenses we have opted out of the second warehouse lease in New Jersey, effective November 1, 2013, and in May 2014, we entered into a lease amendment agreement with the landlord of the Tampa, Florida facility to terminate that lease.  We have also made some personnel reductions in accordance with the sales decline during the prior fiscal year.  If we are unable to grow sales we will potentially have to make additional personnel reductions.   If we are unable to raise additional capital as needed, increase sales or significantly reduce costs, our current cash position will only sustain operations for approximately three months and we will not have the funds necessary to satisfy our obligations as they become due.  In that event, our ability to continue as a going concern is in jeopardy.

Going Concern

For the six months ended December 31, 2014 the Company reported a net loss of approximately $3,544,000 and at December 31, 2014 we had an accumulated deficit of approximately $14,400,000. The report of our independent registered public accounting firm on our financial statements for the year ended June 30, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the loss for the current year, the accumulated deficit and the net cash used in operating activities.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our sales and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Our business is driven by either businesses or the government entities updating older equipment or partnering with our company to dispose of old or unused equipment.  As such, the timing of equipment inflow is not consistent or predictable.  Sales for the three and six months ended December 31, 2014 decreased 18% and 6% as compared to the three and six months ended December 31, 2013, respectively. Our sales decreased for the six months ended December 31, 2014 as a result of the decrease in equipment volume sales to two significant retail customers during the six months ended December 31, 2013.

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

            Our gross profit margin depends on various factors, including product mix, pricing strategies, market conditions, personnel levels and other factors, any of which could result in changes in gross margins from period to period. Gross profit margin increased 15% for the six months ended December 31, 2014 as compared to the six months ended December 31, 2013. As a percentage of sales, the gross profit margin was 56% and 55% during the three and six months ended December 31, 2014, respectively and 41% and 31% for the three and six months ended December 31, 2013 respectively. The increase in gross profit margin was primarily due to termination and discontinuance of our Tampa, Florida operations which significantly reduced our warehouse salaries which is a component of our cost of sales. Additionally, we started charging our customers for shipping freight cost which also resulted to a reduction of our cost of sales. Consequently such reduction in our cost of sales increased our gross profit margin for the three and six months ended December 31, 2014. We expect margins to remain in constant levels during the remainder of the fiscal year.

Selling, general and administrative expenses decreased 35% and 16% during the three and six months ended December 31, 2014 as compared to the three and six months ended December 31, 2013, respectively. The decrease during the three and six months ended December 31, 2014 is primarily attributable to the decrease in compensation expense as a result of the discontinuance of the Tampa, Florida operations and also a decrease in stock based compensation due to the options have been fully vested and recognized during the second quarter of fiscal 2014.

Other expense increased  by approximately $2,169,000 and $3,141,000 during the three and six months ended December 31, 2014 as compared to the three and six months ended December 31, 2013, respectively. The increase is the result of the recognition of derivative expense, loss from extinguishment of debt, interest expense which includes amortization of debt discount and deferred financing cost offset by the gain from change in fair value of derivatives. The loss from extinguishment of debt $761,834 and $1,494,622 for the three and six months ended December 31, 2014, respectively, was a result of the assignment of various notes and the conversion of principal and accrued interest on notes into common stock.

Net loss during the six months ended December 31, 2014 was approximately $(3,544,000) as compared to net loss of approximately $(1,091,000) for the six months ended December 31, 2013 resulting from the discussion above.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for operating the business.  At December 31, 2014 we had a working capital deficit of approximately $1.4 million as compared to working capital deficit of approximately $1.6 million at June 30, 2014.  The decreased working capital deficit at December 31, 2014 is primarily attributable to an increase in accounts receivable and inventories of approximately $222,000. During the six months ended December 31, 2014, we received net proceeds from the issuance of convertible notes amounting to $823,000. The proceeds from these notes were used for working capital purposes and to pay off convertible notes.

Cash flows

Net cash used in operating activities was approximately $(672,000) for the six months ended December 31, 2014 as compared to net cash provided by operating activities of approximately $1,600 for the six months ended December 31, 2013.

In the six months ended December 31, 2014 cash was used as follows:

●	Net loss was approximately $(3,544,000), partially offset by

●	Net changes in operating assets and liabilities of approximately $(282,000), and

●	Non-cash operating expenses of approximately $3,907,000.

●	Non-cash operating income of approximately $753,000.

In the six months ended December 31, 2013 cash was used as follows:

●	Net loss was approximately $(1,091,000), partially offset by

●	Net changes in operating assets and liabilities of approximately $826,000, and

●	Non-cash operating expenses of approximately $267,000.

Net cash provided by (used in) investing activities was approximately $16,000 for the six months ended December 31, 2014 as compared to approximately $(12,000) for the six months ended December 31, 2013.  The six months ended December 31, 2014 reflects the decrease in restricted cash.  The six months ended December 31, 2013 reflects the equipment purchases are primarily for the system and process changes.

Net cash provided by (used in) financing activities was approximately $662,000 for the six months ended December 31, 2014 as compared to approximately ($12,000) for the six months ended December 31, 2013. The increase is primarily attributable to the issuance of convertible notes payable which resulted to net proceeds to us for $823,000 offset by payment on notes of approximately $154,000 during the six months ended December 31, 2014.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as the result of the failure to timely file a Current Report on Form 8-K. We have identified the following material weaknesses in our disclosure controls and procedures as of December 31, 2014:

As a result of limited resources, we did not maintain proper segregation of incompatible duties. Namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff and our accounting consultants, but additional effort is needed to fully remedy these deficiencies. The Company intends to continue to hire additional finance and accounting personnel necessary to address the weaknesses once additional capital is obtained which will allow full implementation of needed controls and procedures. Despite the existence of the material weaknesses, we believe that our consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly presents our financial position, results of operations and cash flows for the fiscal year ending December 31, 2014 in all material respect.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During September 2014, the Company issued 2,500,000 shares of its unregistered common stock valued at $47,000 in exchange for cash and services rendered.

During the period from July 1, 2014 through September 30, 2014, the Company issued 15,300,000 shares of its unregistered common stock valued at $313,438 in exchange for conversion of debt in the principal amount of $38,250.

During September 2014, the Company issued 9,060,361 shares of its unregistered common stock valued at $55,493 in exchange for conversion of debt in the principal amount of $55,493.

During the period from October 1, 2014 through December 31, 2014, the Company issued 224,058,244 shares of its unregistered common stock valued at $195,662 in exchange for conversion of debt and accrued interest in the aggregate amount of $133,727.

The shares of common stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”), and/or Section 3(a)(9) of the Securities Act.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Description
3.1	Bylaws (Incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 as filed with the Commission on May 10, 2011).
3.2
Amended and Restated Articles of Incorporation of WeedHire International, Inc. (Incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the Commission on November 7, 2014).

3.3	Certificate of Designation of Series A Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 21, 2015).
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

4.14
Convertible Promissory Note between AnythingIT, Inc. and KBM Worldwide, Inc. dated November 7, 2014 (Incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K as filed with the Commission on November 19, 2014).

4.15
Convertible Promissory Note between AnythingIT, Inc. and Coventry Enterprises, LLC dated November 12, 2014 (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on November 19, 2014).

4.16
Back End Convertible Promissory Note between AnythingIT, Inc. and Coventry Enterprises, LLC dated November 12, 2014 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on November 19, 2014).

4.17
Back End Promissory Note between AnythingIT, Inc. and Coventry Enterprises, LLC dated November 12, 2014 (Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K as filed with the Commission on November 19, 2014).

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

10.3
Securities Purchase Agreement between AnythingIT, Inc. and KBM Worldwide, Inc. dated November 7, 2014 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on November 19, 2014).

10.4
Securities Purchase Agreement between AnythingIT, Inc. and Coventry Enterprises, LLC dated November 12, 2014 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on November 19, 2014).

10.5
Investment Agreement between WeedHire International, Inc. and David Bernstein dated as of January 7, 2015 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 21, 2015).

10.6
Investment Agreement between WeedHire International, Inc. and Vlad Stelmak dated as of January 7, 2015 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on January 21, 2015).

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

WeedHire International, Inc.

February 20, 2015	By:	/s/ David Bernstein
Name: David Bernstein
Chief Executive Officer and principal
financial and accounting officer)