Form 10-Q/A
period 2014-12-31
WeedHire International, Inc.
filed 2015-02-25
CIK 1129048

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

 EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A (the “Amendment”) is to amend and restate the cover page of the previously filed Quarterly Report on Form 10-Q of WeedHire International, Inc. (the “Company”) for the quarter ended December 31, 2014, filed with the Securities and Exchange Commission on February 20, 2015 (the “Original Form 10-Q”). The cover page of this Amendment No. 1 on Form 10-Q/A was corrected to reflect that the Company has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), has been subject to such filing requirements for the past 90 days, and is not a shell company as defined in Rule 12b-2 of the Exchange Act.  Accordingly, the Cover Page of the Original Form 10-Q is hereby amended and restated as set forth in this Amendment.

There are no other changes to the Original Form 10-Q other than those set forth in this Amendment.  This Amendment does not reflect events occurring after the filing of the Original Form 10-Q, nor does it modify or update disclosures therein in any way other than as required to reflect the above changes to the cover page.  Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-Q, and such forward-looking statements should be read in their historical context.

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

31.1*	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer
32.1*	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer
101.INS**	XBRL Instance Document (Incorporated by reference to Exhibit 101.INS to the Company’s Form 10-Q filed with the SEC on February 20, 2015).
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase (Incorporated by reference to Exhibit 101.PRE to the Company’s Form 10-Q filed with the SEC on February 20, 2015).
101.LAE**	XBRL Taxonomy Extension Label Linkbase (Incorporated by reference to Exhibit 101.LAE to the Company’s Form 10-Q filed with the SEC on February 20, 2015).
101.DEF**	XBRL Taxonomy Extension Definition Linkbase (Incorporated by reference to Exhibit 101.DEF to the Company’s Form 10-Q filed with the SEC on February 20, 2015).
101.SCH**	XBRL Taxonomy Extension Schema (Incorporated by reference to Exhibit 101.SCH to the Company’s Form 10-Q filed with the SEC on February 20, 2015).

* filed herewith
** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WeedHire International, Inc.

February 24, 2015	By:	/s/ David Bernstein
Name: David Bernstein
Chief Executive Officer and principal
financial and accounting officer)