Form 10-Q
period 2015-03-31
WeedHire International, Inc.
filed 2015-05-15
CIK 1129048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-54540

WeedHire International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-3767312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17-09 Zink Place, Unit 1, Fair Lawn, NJ	07410
(Address of principal executive offices)	(Zip Code)

(877) 766-3050

(Registrant’s telephone number, including area code)

not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 4,671,893,989 shares of common stock are issued and outstanding as of May 12, 2015.

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

Unless specifically set forth to the contrary, when used in this report the terms “WeedHire International” “AnythingIT”, the “Company,” “we”, “us”, “our” and similar terms refer to WeedHire International, Inc., a Delaware corporation, “fiscal 2015” refers to the year ending June 30, 2015 and “fiscal 2014” refers to the year ended June 30, 2014.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

WEEDHIRE INTERNATIONAL, INC.

Balance Sheets

	March 31, 2015	June 30, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$314,622	$192,086
Restricted cash	4,503	20,464
Accounts receivable, net of allowance for doubtful accounts	143,914	144,014
Inventories	67,310	41,043
Prepaid expenses and other current assets	75,018	50,588
Total current assets	605,367	448,195

Property and equipment, net	86,939	142,636
Deferred financing cost	21,334	45,211
Security deposits	9,151	9,151
Total assets	$722,791	$645,193

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$393,407	$558,114
Accrued expenses	192,209	309,519
Customer deposits	388,199	424,684
Current portion of capital lease payable	15,214	19,255
Deferred revenues	84,130	100,928
Convertible notes payable - current, net of debt discount	828,448	546,358
Current portion of notes payable	40,720	95,845
Derivative liability	149	-
Total current liabilities	1,942,476	2,054,703

Long term debt:
Convertible notes payable - long-term, net of debt discount	23,605	-
Notes payable	22,821	24,640
Capital lease payable	10,471	20,720
Total long-term debt	56,897	45,360

Total Liabilities	1,999,373	2,100,063

Stockholders’ Deficit
Preferred stock - $0.000001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Series A Preferred stock ($0.000001 Par Value; 1,000,000 Shares Authorized; 110,000 shares and none issued and outstanding as of March 31, 2015 and December 31, 2014, respectively)	-	-
Common stock - $0.000001 par value, 30,000,000,000 shares authorized; 2,728,281,122 and 48,324,113 shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	2,728	48
Additional paid-in capital	13,537,173	9,358,679
Accumulated deficit	(14,816,483)	(10,813,597)
Total stockholders’ deficit	(1,276,582)	(1,454,870)
Total liabilities and stockholders’ deficit	$722,791	$645,193

See accompanying notes to unaudited financial statements.

WEEDHIRE INTERNATIONAL, INC.

Statements of Operations

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$1,061,360	$938,142	$2,981,434	$2,970,037
Cost of sales	416,018	451,076	1,288,395	1,845,220
Gross profit	645,342	487,066	1,693,039	1,124,817

Operating Expenses
Selling, general and administration	510,086	645,345	1,924,159	2,337,199
Operating loss	s135,256	(158,279)	(231,120)	(1,212,382)

Other income (expense):
Gain from settlement of accounts payable	-	170,975	-	170,975
Derivative liability expense	-	-	(1,459,616)	-
Gain (loss) from change in fair value of derivatives	1,318	-	731,785	-
Loss from extinguishment of debt	(124,850)	(132,357)	(1,619,472)	(132,357)
Interest expense, net of interest income of $59, $25, $542 and $362, respectively	(470,247)	(45,780)	(1,424,463)	(82,643)

Total other expense - net	(593,779)	(7,162)	(3,771,766)	(44,025)

Loss before income taxes	(458,523)	(165,441)	(4,002,886)	(1,256,407)

Provision for income taxes	-	-	-	-

Net Loss	$(458,523)	$(165,441)	$(4,002,886)	$(1,256,407)

Net loss per common share:
Basic:	$(0.00)	$(0.00)	$(0.01)	$(0.03)
Diluted:	$(0.00)	$(0.00)	$(0.01)	$(0.03)

Weighted average common shares outstanding basic	1,217,239,489	41,097,447	459,131,289	38,340,757
Weighted average common shares outstanding diluted	1,217,239,489	41,097,447	459,131,289	38,340,757

See accompanying notes to unaudited financial statements.

WEEDHIRE INTERNATIONAL, INC.

Statements of Cash Flows

	For the Nine Months
	Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES
Net Loss	$(4,002,886)	$(1,256,407)
Adjustments to reconcile net loss from operations to net cash used in operating activities
Depreciation	55,697	65,904
Amortization of debt discount	1,170,853	19,732
Amortization of deferred financing costs	87,427	4,874
Loss from extinguishment of debt	1,619,472	132,357
Gain from settlement of debt	-	(170,975)
(Reduction) increase in allowance for doubtful account	(25,167)	46,728
Derivative Liability Expense	1,459,616	-
Gain from change in fair value of derivatives	(731,785)	-
Stock based compensation	101,828	178,158
Change in operating assets and liabilities
Accounts receivable	25,267	452,654
Inventories	(26,267)	18,618
Prepaid expenses and other current assets	(24,430)	(7,588)
Accounts payable	(164,707)	177,955
Accrued expenses	(54,376)	(8,596)
Deferred rent	-	(1,293)
Deferred revenue	(16,798)	8,054
Customer deposits	(36,485)	246,446
Net cash used in operating activities	(562,741)	(93,379)

INVESTING ACTIVITIES
Purchases of property and equipment	-	(11,742)
Decrease (increase) in restricted cash	15,961	30,080
Net cash provided by investing activities	15,961	18,338

FINANCING ACTIVITIES
Net proceeds from issuance of convertible notes payable	847,950	124,000
Net proceeds from sale of common stock	2,500	-
Net proceeds from sale of preferred stock	1,100	-
Payments on capital leases	(14,290)	(13,525)
Payments on notes payable	(167,944)	(5,752)
Net cash provided by financing activities	669,316	104,723

Net increase in cash and cash equivalents	122,536	29,682

Cash and cash equivalents at beginning of year	192,086	128,723

Cash and cash equivalents at end of period	$314,622	158,405

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments during the period for :
Interest	$68,629	$12,284
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Common stock issued for conversion of principal amount of debt and accrued interest	$527,142	$-
Reclassification of derivative liability to equity	$2,994,132	$7,000

See accompanying notes to unaudited financial statements.

WEEDHIRE INTERNATIONAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014

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

For the nine months ended March 31, 2015, the Company reported a net loss of approximately $4 million and net cash used in operating activities of approximately $563,000. At March 31, 2015 the Company had an accumulated deficit of approximately $14.8 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances the Company will be successful in its efforts to increase sales and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in the Company.

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

WEEDHIRE INTERNATIONAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The credit risk associated with cash equivalents is considered low due to the credit quality of the issuers of the financial instruments.

Restricted Cash

The Company maintains certain cash accounts that are restricted from general use. In accordance with our E-Stewards certification we need to have a separate account to ensure a proper winding down of any facility, should that ever be necessary. As of March 31, 2015 and June 30, 2014, the balance in that restricted account was $4,503 and $20,464, respectively.

Concentration of Credit Risk

The Company places its cash with high credit quality financial institutions. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2015, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

Significant Customers

During the nine months ended March 31, 2015 sales to 3 customers represented approximately $1.4 million or 45% (10%, 21% and 14%) of the Company’s net sales. During the nine months ended March 31, 2014 sales to 1 customer represented approximately $345,000 (12%) of the Company’s net sales. As of March 31, 2015 and June 30, 2014, the Company had 3 customers representing approximately 60% of gross accounts receivable and 4 customers representing approximately 54% of gross accounts receivable, respectively.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the expected collectability of its accounts receivable. The Company performs credit evaluations of significant customers and establishes an allowance for doubtful accounts based on the aging of receivables, payment performance factors, historical trends and other information. However, if the financial condition of our customers were to deteriorate, additional allowances may be required. The Company evaluates and revises the reserve on a quarterly basis based on a review of specific accounts outstanding and our history of uncollectible accounts. As of March 31, 2015 and June 30, 2014, our allowance for doubtful accounts totaled $1,244 and $28,097, respectively.

Inventories

Inventories, consisting of used computer equipment, are stated at the lower of cost or market. Cost is determined by the amount the Company pays for each specific unit in inventory. The Company reviews inventory for excess or obsolete inventory and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. No allowance is necessary at March 31, 2015 and June 30, 2014.

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

WEEDHIRE INTERNATIONAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014

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

Asset Classification	Estimated Useful Life (years)
Computers and software	3
Equipment	3 to 5
Furniture and fixtures	5 to 7

	March 31, 2015	June 30, 2014
Software	$214,168	$214,168
Furniture and fixtures	111,297	111,297
Equipment	96,740	92,740
Capital leased equipment	169,877	169,877
Leasehold improvements	91,208	91,208
Less: Accumulated depreciation	(596,351)	(540,654)
Property and Equipment, net	$86,939	$142,636

Depreciation expense for the nine months ended March 31, 2015 and 2014 was $55,697 and $65,904, respectively.

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

For product sales, the Company recognizes revenue at the time products are shipped and title is transferred, which is in accordance with the stated shipping terms. Revenue is recognized in accordance with these shipping terms so long as a purchase order, electronic, written or phone commitment has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties exist regarding customer acceptance or collectability, revenue is recognized when those uncertainties have been resolved. The Company provides a limited as-is warranty on some of its products. The Company analyzes its estimated warranty costs and provides an allowance as necessary, based on experience. At March 31, 2015 and June 30, 2014, a warranty reserve was not considered necessary.

The Company is party to brokered transactions whereby an upstream customer provides product to the Company if the parameters of the transactions can be satisfied. Based upon the upstream customer parameters and the nature of the risk and control of the transaction by the Company these sales may be recorded on a gross or net basis.

For certain customers, the Company provided consigned inventory, either at the customer’s facility or at a third-party warehouse. Revenues from sales of consigned inventory are recognized upon sale of the product by the consignee. At March 31, 2015 and June 30, 2014, there were no used equipment on consignment.

WEEDHIRE INTERNATIONAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014

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

The Company has not generated any significant revenues related to the Company’s WeedHire business.

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

	March 31, 2015	March 31, 2014
Stock Options	8,665,005	5,565,005
Warrants	2,100,000	-
Convertible notes including accrued interest	18,026,807,087	12,154,716
	18,037,572,092	17,719,721

For the nine months ended March 31, 2015 and 2014 the Company reported a net loss. The impact of additional shares would be anti-dilutive, and, as such, the basic and diluted shares are the same for those periods.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2015 and June 30, 2014, the Company has had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. The Company’s 2013, 2012, and 2011 tax years may still be subject to federal and state tax examination.

WEEDHIRE INTERNATIONAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014

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

For the nine months ended March 31, 2015 and 2014, total stock-based compensation was $101,828 and $178,158, respectively.

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

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and customer deposits are reflected in the balance sheets at cost, which approximates fair value because of the short-term maturity of these instruments. The carrying amount of the notes payable at March 31, 2015 approximate their respective fair value based on the Company’s incremental borrowing rate.

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from July 1, 2014 to March 31, 2015:

Conversion feature derivative liability
Balance at July 1, 2014	$-
Recognition of debt discount on convertible notes	1,108,950
Recognition of derivative liability expense	1,459,616
Recognition of extinguishment of debt upon assignment of a convertible note	1,157,500
Reclassification of derivative liability to equity	(2,994,132)
Change in fair value included in earnings	(731,785)
Balance at March 31, 2015	$149

WEEDHIRE INTERNATIONAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014

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

The Company has equity instruments including convertible promissory notes (see Note 8) that are accounted for as derivative liabilities that are evaluated quarterly for potential reclassification as liabilities pursuant to ASC 815. Based upon ASC 815-25 the Company has adopted a sequencing approach regarding the application of ASC 815 to its outstanding convertible debentures. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date. The Company did not enter into any contracts for warrants or other equity instruments subject to reclassification to liabilities as prescribed by ASC Topic 815 until July 8, 2014, when it entered into a convertible promissory note of $105,000 with a conversion price of 40% of the lowest trading price of the common stock as reported on the relevant exchange for the fifteen trading days prior to conversion and floor conversion price of $0.00001 per share which resulted to the Company’s outstanding shares of common stock and common stock equivalents to exceed over the number of authorized shares. Using this sequencing policy, all instruments convertible into common stock, including the conversion feature of notes payable, issued on and subsequent to July 8, 2014 had been accounted for as derivative liabilities. In January 2015, the Company’s Board of Directors and holders of the required majority of the voting power of its voting stock approved an amendment to the Company’s Articles of Incorporation effectuating an increase in the total number of authorized stock of the Company for common stock from 3,000,000,000 to 30,000,000,000 shares. Due to the increase in authorized number of shares, the Company has sufficient unissued shares to satisfy the maximum numbers of shares that could be required to convert or settle all the outstanding convertible promissory notes as of March 31, 2015. Accordingly, the Company has reclassified as equity all derivative liabilities pertaining to the convertible notes payable except for the warrants issued in October 2014.

Advertising

Advertising costs are charged to operations when incurred. During the nine months ended March 31, 2015 and 2014, the Company incurred approximately $89,000 and $2,800, respectively in advertising expense.

New Accounting Standards

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

WEEDHIRE INTERNATIONAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014

NOTE 3. – ACCOUNTS RECEIVABLE.

Accounts receivable consisted of the following:

	March 31, 2015	June 30, 2014
Accounts Receivable	$145,158	$172,111
Less: Allowance for doubtful accounts	(1,244)	(28,097)
Accounts receivable, net	$143,914	$144,014

NOTE 4. – INVENTORIES.

Inventories consisted of finished goods at March 31, 2015 and June 30, 2014. At March 31, 2015 and June 30, 2014, the balance is $67,310 and $41,043, respectively. We had consigned inventory to customers who refurbish and sell the used equipment. At March 31, 2015 and June 30, 2014, there were no used equipment on consignment.

NOTE 5. – CAPITAL LEASE OBLIGATIONS.

The Company has entered into several capital lease obligations to purchase equipment for operations. The Company has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category and related accumulated depreciation account. Property and equipment includes the following amounts for leases that have been capitalized as of March 31, 2015 and June 30, 2014:

	Useful Life (Years)	March 31, 2015	June 30, 2014
Equipment	3 - 5	$90,663	$90,663
Software	5	79,214	79,214
		169,877	169,877
Less: Accumulated Depreciation		(160,049)	(152,514)
Capital Leased Equipment, net		$9,828	$17,363

Future minimum payments required under capital leases at March 31, 2015, are as follows:

March 31, 2015
FY 2015	$16,241
FY 2016	9,691
FY 2017	1,016
Total future payments	26,948
Less: Amount representing interest	(1,263)

Present value of future minimum payments	26,585
Less: Current portion	15,214

Long term portion	$10,471

WEEDHIRE INTERNATIONAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014

NOTE 6. – RELATED PARTY TRANSACTIONS.

Amounts outstanding under a loan and line of credit from a bank (see Note 8) are personally guaranteed by officers of the Company.

Effective as of January 15, 2015, the Company completed the sale of 110,000 shares of its Series A preferred stock at a price of $0.01 per share, or an aggregate of $1,100.00, to David Bernstein, the Company’s Chief Executive Officer and a member of its board of directors and Vlad Stelmak, the Company’s Chief Operating Officer and a member of its board of directors. Messrs. Bernstein and Stelmak each purchased 55,000 shares of the Series A preferred Stock for a purchase price of $550.00. The fair value of the shares of the common stock were based on the quoted trading price on the date of grant.

In February 2015, the Company issued 31,865,350 shares of its unregistered shares of common stock to David Bernstein, its Chief Executive Officer and a member of its board of directors in lieu of $6,373 of deferred compensation owed to Mr. Bernstein and 31,865,350 shares were issued to Vlad Stelmak, the Company’s Chief Operating Officer and a member of its board of directors, in lieu of $6,373.07 of deferred compensation currently owed to Mr. Stelmak.

NOTE 7. – ACCRUED EXPENSES.

Accrued expenses represent obligations that apply to the reported period and have not been billed by the provider or paid by the Company. At March 31, 2015 and June 30, 2014, accrued expenses consisted of the following:

	March 31, 2015	June 30, 2014
Accrued interest	$132,864	$93,419
Wages and vacation	11,277	89,035
Commissions and bonuses	-	28,976
Professional fees	-	37,500
Other	48,768	60,589
	$192,909	$309,519

NOTE 8. – NOTES PAYABLE.

	March 31, 2015	June 30, 2014
Loan payable to TD Bank maturing in October 2028 payable with varying monthly installments including interest at approximately 5.25% per annum, secured by all assets of the Company	$25,380	$27,403

Line of Credit to American Express with varying monthly installments including interest at approximately 9.49% per annum, secured by all assets of the Company	25,661	28,082

Promissory note of $60,000 payable at 12 consecutive monthly installments starting in February 2014 and non-interest bearing	-	35,000

Promissory note of $30,000 payable at 12 consecutive monthly installments starting in September 2014 and non-interest bearing	12,500	30,000

Various convertible promissory notes bearing interest from 4% to 12% per annum, aggregating to $938,793 and $280,000 principal net of debt discount of $261,740 and $206,142 at March 31, 2015 and June 30, 2014, respectively	677,053	73,858

12% Convertible promissory notes net of debt discount of $0 at March 31, 2015 and June 30, 2014	175,000	472,500
	915,594	666,843
Less : Current portion	869,168	642,203
Total long-term portion	$46,426	$24,640

WEEDHIRE INTERNATIONAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014

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

Promissory Note – Settlement of Accounts Payable

On February 24, 2014, the Company entered into a settlement agreement with a certain vendor pursuant to which the Company has fully settled an outstanding balance to the vendor amounting to $230,975 by issuing a promissory note of $60,000 payable in 12 monthly consecutive installments starting on February 28, 2014. Consequently, during the years ended June 30, 2014, the Company recognized a gain from settlement of accounts payable of $170,975. The Company shall be liable for the entire balance plus 10% interest from September 2013 and certain collection cost upon a default in payment by the Company. At March 31, 2015, the principal amount of this promissory note amounted to $0.

Promissory Note – Termination of lease agreement

On May 29, 2014, the Company entered into an amended lease agreement with the landlord of the operating facility located in Tampa, Florida pursuant to which both parties agreed to amend the lease term to an earlier date of (i) 30 days after the amendment effective date or (ii) the date on which the Company vacates and surrenders to the landlord the lease premises. The lease was terminated in June 2014. In consideration for the execution of such amendment, the Company issued a promissory note of $30,000 payable in 12 monthly consecutive installments starting in September 2014 and an initial payment of $40,000. Consequently, during the year ended June 30, 2014, the Company recognized a loss from termination of lease of $55,667 which represents the excess of total consideration payment of $70,000 over the balance of deferred rent of $14,333 on the date of termination. Pursuant to the amendment agreement, in the event that the landlord leases the premises to a new tenant under a new lease, then the Company shall be relieved of its obligation to pay the landlord any remaining installment payments on the promissory note and shall be deemed satisfied. At March 31, 2015, the principal amount of this promissory note amounted to $12,500.

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

WEEDHIRE INTERNATIONAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014

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

Between November 12, 2014 and December 16, 2014, the Company’s three note holders assigned an aggregate of $101,500 principal and $13,450 interest of notes to third parties and the original notes were cancelled in exchange for issuance of convertible promissory notes for a total of $114,950 with a conversion price ranging from 40% to 50% of the lowest trading prices during the 15 to 20 trading day period of the Company’s common stock prior to the date of conversion and have maturity dates from November 2015 to May 2015.

In January 2015, in connection with the assignment of $25,000 of the Company’s 12% convertible notes to a third party, the original 12 % note was cancelled in exchange for an issuance of a 10% convertible promissory note for $25,000 with a conversion price equal to 50% of the lowest trading prices of the Company’s common stock during the 35 trading day period prior to the date of conversion. During third quarter of fiscal 2015, the principal balance of this note was fully converted into shares of common stock.

Presently, the principal amounts of the 12% notes together with the accrued interest are convertible into an aggregate of 830,481 shares of our common stock at March 31, 2015. At March 31, 2015 and June 30, 2014, the Company had $74,144 and $89,104, respectively in accrued interest on the notes. At March 31, 2015 and June 30, 2014, the principal amounts of these notes amounted to $175,000 and $472,500, respectively.

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

WEEDHIRE INTERNATIONAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014

Between March 2014 and May 2014, the Company issued convertible promissory notes in an aggregate amount of $146,500. The notes bear interest at 8% per annum and matures between December 2014 and February 2015. The Company paid debt issuance cost of $6,500 and finder’s fee of $28,000 in connection with these notes, is capitalized in deferred financing cost, and is being amortized over the term of the note. The note is convertible at the option of the holder into shares of common stock beginning on the date which is 180 days after the date of the notes, at a conversion price ranging between 53% and 58% of the average of three lowest trading prices during the 10 trading day period of the Company’s common stock prior to the date of conversion. The floor conversion price is $0.00009 per share. During the first 180 days following the date of the note the Company has the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts that the Company may owe the holder under the terms of the note, at a graduating premium ranging from 110% to 145%. After this initial 180 day period, the Company does not have a right to prepay the note. In September 2014, the Company paid a total of $116,819 which consist of payment of the principal amount of $78,500, accrued interest of $3,114 and prepayment penalty fee of $35,205 leaving a principal balance of $68,000 as of March 31, 2015.

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

WEEDHIRE INTERNATIONAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014

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

WEEDHIRE INTERNATIONAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014

Between November 2014 and December 2014, in connection with the assignment of $101,500 principal and $13,450 interest of notes to third parties, the original 12 % notes were cancelled in exchange for the issuance of convertible promissory notes for a total of $114,950 with a conversion price ranging from 40% to 50% of the lowest trading prices during the 15 to 20 trading day period of the Company’s common stock prior to the date of conversion with maturity dates from November 2015 to May 2015 with floor conversion prices ranging from $0.00005 to $0.00009. The Company accounted for the reduction of the conversion price from $0.30 to a lower price per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debt of $699,900 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms.

In January 2015, in connection with the assignment of $25,000 of the Company’s 12% convertible notes to a third party, the original 12 % note was cancelled in exchange for an issuance of a 10% convertible promissory note for $25,000 with a conversion price equal to 50% of the lowest trading prices of the Company’s common stock during the 35 trading day period prior to the date of conversion. The Company accounted for the reduction of the conversion price from $0.30 to a lower price per share and such conversion under ASC 470-20-40 “Debt with Conversion and Other Options” and accordingly recorded loss from extinguishment of debt of $124,850 which is equal to the fair value of shares issued in excess of the fair value issuable pursuant to the original conversion terms. During third quarter of fiscal 2015, the principal balance of this note was fully converted into shares of common stock.

In January 2015, the Company issued a convertible promissory note in the principal amount of $31,000 and received gross proceed of $25,000. The note matures in July 2015 and bears interest at the rate of 10% per annum upon default. The Company recorded a total of $31,000 of debt discount in connection with this note payable which is being amortized over the term of the note. The note is convertible to 45% multiplied by the lowest sales price during the 20 trading days prior to the relevant notice of conversion. The floor conversion price is $0.00009 per share.

Between October 2014 and December 2014, the Company issued an aggregate of 224,058,224 shares of common stock to various assignees upon the conversion of $128,697 principal amount of debt and $5,030 accrued interest.

Between January 2015 and March 2015, the Company issued an aggregate of 2,365,307,705 shares of common stock to various assignees upon the conversion of $274,367 principal amount of debt and $25,304 accrued interest.

Presently, the principal amounts of the various notes including accrued interest are convertible into an aggregate of 18,025,976,606 shares of our common stock at March 31, 2015. At March 31, 2015 and June 30, 2014, the Company had $58,020 and $4,316, respectively in accrued interest on the notes. At March 31, 2015 and June 30, 2014, the principal amounts of these various notes amounted to $938,793 and $280,000, respectively.

The Company evaluated whether or not the convertible promissory notes contain embedded conversion features, which meet the definition of derivatives under ASC 815 and related interpretations. Based upon ASC 815, the Company had adopted a sequencing approach regarding the application of ASC 815 to its outstanding convertible debentures. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date. The Company did not enter into any contracts for warrants or other equity instruments subject to reclassification to liabilities as prescribed by ASC Topic 815 until July 8, 2014, when it entered into a convertible promissory note of $105,000 with a conversion price of 40% of the lowest trading price of the common stock as reported on the relevant exchange for the fifteen trading days prior to conversion and floor conversion price of $0.00001 per share which resulted to the Company’s outstanding shares of common stock and common stock equivalents to exceed over the number of authorized shares. Using this sequencing policy, all instruments convertible into common stock, including the conversion feature of notes payable, issued on and subsequent to July 8, 2014 had been accounted for as derivative liabilities. In January 2015, the Company’s Board of Directors and holders of the required majority of the voting power of its voting stock approved an amendment to the Company’s Articles of Incorporation effectuating an increase in the total number of authorized stock of the Company for common stock from 3,000,000,000 to 30,000,000,000 shares. Due to the increase in authorized number of shares, the Company has sufficient unissued shares to satisfy the maximum numbers of shares that could be required to convert or settle all the outstanding convertible promissory notes as of March 31, 2015. Accordingly, the Company has reclassified as equity all derivative liabilities pertaining to these convertible notes payable as of March 31, 2015.

WEEDHIRE INTERNATIONAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014

Debt Discounts

In connection with the convertible promissory notes issued between January 2014 and March 2015, the convertible notes were considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock in accordance with ASC 470-20-25. Therefore the portion of proceeds allocated to the convertible notes of $1,559,450 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the term of the notes.

For the nine months ended March 31, 2015 and 2014 the Company recognized $1,170,853 and $19,732, respectively of amortization of debt discount. As of March 31, 2015 and June 30, 2014 the discount had a carrying value of $261,740 and $206,142, respectively.

For the nine months ended March 31, 2015 and 2014, the Company recognized $87,427 and $4,874 of amortization of deferred financing cost, respectively. At March 31, 2015 and June 30, 2014, deferred financing cost amounted to $21,334 and $45,211.

NOTE 9. – DERIVATIVE LIABILITIES.

Under the provisions of ASC 815, the Company has adopted a sequencing approach regarding the application of ASC 815 to its outstanding convertible debentures. On July 8, 2014, as a result of the issuance of the 8% convertible promissory note (see Note 8), the Company’s outstanding shares of common stock and common stock equivalents exceeded the number of authorized shares and therefore all instruments convertible into common stock, including the conversion feature of notes payable, issued on and subsequent to July 8, 2014 had been accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. In January 2015, the Company filed an amendment to the Company’s Articles of Incorporation with the Secretary of State of Delaware effectuating an increase in the total number of authorized stock of the Corporation from 3,000,000,000 to 30,000,000,000 shares. Due to the increase in authorized number of shares, the Company has sufficient unissued shares to satisfy the maximum numbers of shares that could be required to convert or settle all the outstanding convertible promissory notes as of March 31, 2015. Accordingly, the Company has reclassified as equity all derivative liabilities pertaining to these convertible notes payable as of March 31, 2015.

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

The derivative expense in connection with the convertible notes and warrants issued was $1,459,616 for the nine months ended March 31, 2015. The gain resulting from the decrease in fair value of these convertible instruments was $731,785 for the nine months ended March 31, 2015. During the nine months ended March 31, 2015, the Company reclassified $2,994,132 to paid-in capital due to the conversion of convertible notes into common stock and also as a result of the increase in authorized number of shares. Derivative liability in connection with the warrants amounted to $149 as of March 31, 2015.

The Company used the following assumptions for determining the fair value of the convertible instruments under the Black-Scholes option pricing model:

July 8, 2014 to March 31, 2015
Dividend rate	0%
Term (in years)	0.40 - 5 Years
Volatility	179% - 228%
Risk-free interest rate	0.05% - 1.73%

WEEDHIRE INTERNATIONAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014

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

As of March 31, 2015 and June 30, 2014, there are 2,728,281,122 and 48,324,113 shares of common stock issued and outstanding, respectively. As of March 31, 2015 and June 30, 2014, there are 110,000 and none shares of Series A preferred stock issued and outstanding, respectively.

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

In February 2015, the Company issued 31,865,350 shares of its unregistered shares of common stock to David Bernstein, its Chief Executive Officer and a member of its board of directors in lieu of $6,373 of deferred compensation owed to Mr. Bernstein and 31,865,350 shares were issued to Vlad Stelmak, the Company’s Chief Operating Officer and a member of its board of directors, in lieu of $6,373 of deferred compensation currently owed to Mr. Stelmak. The fair value of the shares of the common stock were based on the quoted trading price on the date of grant.

Between January 2015 and March 2015, the Company issued an aggregate of 2,365,307,705 shares of common stock to various assignees upon the conversion of $274,367 principal amount of debt and $25,304 accrued interest (see Note 8) pursuant to the conversion terms of the respective convertible notes.

WEEDHIRE INTERNATIONAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014

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

Series A Preferred Stock

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

The holders of the Series A Preferred Stock do not have any conversion rights and are non-transferrable.

Effective as of January 15, 2015, the Company completed the sale of 110,000 shares of its Series A preferred stock at a price of $0.01 per share, or an aggregate of $1,100.00, to David Bernstein, the Company’s Chief Executive Officer and a member of its board of directors and Vlad Stelmak, the Company’s Chief Operating Officer and a member of its board of directors. Messrs. Bernstein and Stelmak each purchased 55,000 shares of the Series A preferred Stock for a purchase price of $550.00 each. The Company recorded $1,100 to additional paid in capital in connection with the issuance of the Series A preferred stock.

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

WEEDHIRE INTERNATIONAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014

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

A summary of the stock options and changes during the period are presented below:

		Weighted	Average
	Options	Exercise Price	Fair Value
Outstanding at June 30, 2014	7,065,005	$0.16	0.11
Granted	1,600,000	0.03	0.01
Forfeited	-	-	-
Outstanding at March 31, 2015	8,665,005	$0.16	-

Options exercisable at March 31, 2015	6,715,005	$0.16

Between October 2014 and November 2014, the Company appointed three individuals to serve as advisors of the Company. Upon their appointment as advisors to the Company granted non-incentive options to purchase an aggregate of 1,600,000 shares of the Company’s common stock under the 2010 Equity Compensation Plan at an exercise prices from $0.03 to $0.05 per share. The options, which vested 275,000 shares upon grant and the balance in arrears quarterly until July 2014 and October 2014, may be exercised on a cashless basis. These options were valued on the grant date at approximately $12,600 or $0.008 per option using a Black-Scholes option pricing model with the following assumptions: stock price of approximately $0.08 per share, volatility ranging from 230% to 240%, expected term of 5 years, and a risk free interest rate from 1.41% to 1.66%. For the nine months ended March 31, 2015 and 2014, total stock-based compensation related to the options was $44,581 and $156,003, respectively. The total intrinsic value of stock options outstanding and exercisable as of March 31, 2015 was $0.

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

NOTE 13. SUBSEQUENT EVENTS.

Between April 1, 2015 and May 12, 2015, the Company issued an aggregate of 1,943,612,867 shares of common stock to various recipients upon the assignment and cancellation of $101,758 of principal amount of debt and $1,305 accrued interest due under the Company’s various convertible promissory notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the nine months ended March 31, 2015 and 2014 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2014 as filed with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Currently, 23 states including the District of Columbia have approved medical marijuana and more are expected to follow. Industry analysts predict the current trend will accelerate and that the regulated domestic cannabis industry will grow from its current $1.5 billion market to over $20 billion by 2019. Our expected capital requirements for this segment initially are in the area of $250,000 which we will need to raise through the sale of debt or equity securities. We do not have any commitments for this additional capital, however, at this time and there are no assurances we will be able to raise the necessary capital. In that event, our ability to expand our operations through this new venture will be limited. During the nine months ended March 31, 2015, we did not have any significant activities related to our WeedHire business.

Management recognizes that the legal marijuana industry is still in its very early stages, and that we face many unique and challenging obstacles starting and running a business in this industry. We are sensitive to the challenges both employers and job seekers face in trying to build an industry that is not recognized at the federal level. Despite these challenges, we have achieved a considerable number of milestones as listed below and expect that our expansion will continue:

●	Alexa.com (Amazon owned company) recognized WeedHire.com as the leading marijuana jobs site, despite less than 1 year of operation

●	Generation of marijuana job posting revenues

●	Developed and launched first iPhone app for the marijuana jobs industry

●	Developed and launched first Android app for the marijuana jobs industry

●	Received recognition and press coverage from established media sources such as Yahoo! Finance, Forbes, Inc., Esquire, CNN, Comedy Central and High Times AO

●	Our jobs report has been cited in many major publications

●	We have invested additional capital into development of our website and implemented certain updates designed to increase search engine optimization and site traffic

●	Growing social media following

●	Industry sponsorships and educational seminars

●	Partnerships and tools within the legal marijuana industry, as well as in the mainstream employment services industry

●	Hireology – We use Hireology’s recognized, web-based, data-driven hiring management software used by businesses internationally. This software allows hiring managers to consistently make educated hiring decisions, leading to lower turnover and increased staffing efficiency.

●	WeedHire Cannabis Advisory Council (the “WCAC”) – We formed the WCAC, which works with industry participants who possess what we believe to be unique skill-sets that can help us develop strategies for future growth within the legal cannabis industry.

We believe that brand recognition and loyalty are the vital building blocks for our long-term success. These and other developments have required significant capital and time investments, but we expect that such efforts will lead to a stronger brand and following. Traditional marketing and business development strategies may not apply in the emerging legal cannabis industry. Accordingly, we will continue to develop a long-term strategy that will grow with the legal cannabis industry.

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

During the nine months ended March 31, 2015, our net sales increased by 0.4% from the nine months ended March 31, 2014, our gross profit margins increased by 19% and our operating expenses decreased by 18% from the nine months ended March 31, 2014. While we do not have any commitments for capital expenditures, in order for us to sustain our current operations and grow our business we will need to raise additional working capital. As a small public company with a limited market for our common stock, we face a number of challenges in accessing the capital markets, and the number of sources to raise working capital is limited. During fiscal 2014 and the nine months ended March 31, 2015 we explored a number of options to provide additional capital to our company and we are continuing our efforts to raise additional working capital, either in the form of equity, debt or a combination of the two. During the nine months ended March 31, 2015 we have raised net proceeds of $848,000 primarily through the sale of convertible notes which mature between October 2014 and August 2016, and are convertible at the option of the holders into shares of our common stock based upon a disclosure to the market price. In addition, we have $175,000 principal amount of 12% convertible notes which matured in December 2014 and are currently in default. These notes are convertible at the option of the holders into shares of our common stock at a conversion price of $0.30 per share. We do not presently have sufficient funds to satisfy these obligations and will need to raise additional capital should the holders not elect to convert the notes. However, we do not have any commitments for additional capital, and there are no assurances we will be successful in raising capital upon terms acceptable to us, if at all. If we are unable to raise additional working capital, absent a significant increase in our net sales, we will have to reduce certain operating expenses, which may not be sufficient to sustain our operations.

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

Going Concern

For the nine months ended March 31, 2015 the Company reported a net loss of approximately $4 million and at March 31, 2015 we had an accumulated deficit of approximately $14.8 million. The report of our independent registered public accounting firm on our financial statements for the year ended June 30, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the loss for the current year, the accumulated deficit and the net cash used in operating activities. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our sales and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Our business is driven by either businesses or the government entities updating older equipment or partnering with our company to dispose of old or unused equipment. As such, the timing of equipment inflow is not consistent or predictable. Sales for the three and nine months ended March 31, 2015 increased 13% and 0.4% as compared to the three and nine months ended March 31, 2014, respectively. Our sales increased for both periods as a result of the increase in equipment volume sales to three significant retail customers during the nine months ended March 31, 2015 as compared to only one customer during the nine months ended March 31, 2014. Our sales represented approximately 100% from our IT asset management and disposition services business.

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

Our gross profit margin depends on various factors, including product mix, pricing strategies, market conditions, personnel levels and other factors, any of which could result in changes in gross margins from period to period. Gross profit margin increased 19% for the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014. As a percentage of sales, the gross profit margin was 61% and 57% during the three and nine months ended March 31, 2015, respectively and 52% and 38% for the three and nine months ended March 31, 2014 respectively. The increase in gross profit margin was primarily due to the decrease in cost of acquired used equipment and the termination and discontinuance of our Tampa, Florida operations which significantly reduced our warehouse salaries which is a component of our cost of sales. We expect margins to remain in constant levels during the remainder of the fiscal year.

Selling, general and administrative expenses decreased 18% and 21% during the three and nine months ended March 31, 2015 as compared to the three and nine months ended March 31, 2014, respectively. The decrease during the three and nine months ended March 31, 2015 is primarily attributable to the decrease in compensation expense as a result of the discontinuance of the Tampa, Florida operations and also a decrease in stock based compensation due to the options have been fully vested and recognized during the second quarter of fiscal 2014.

Other expense increased by approximately $587,000 and $3.7 million during the three and nine months ended March 31, 2015 as compared to the three and nine months ended March 31, 2014, respectively. The increase is the result of the recognition of derivative expense, loss from extinguishment of debt, interest expense which includes amortization of debt discount and deferred financing cost offset by the gain from change in fair value of derivatives. The loss from extinguishment of debt $124,850 and $1,619,472 for the three and nine months ended March 31, 2015, respectively, was a result of the assignment of various notes and the conversion of principal and accrued interest on notes into common stock.

Net loss during the nine months ended March 31, 2015 was approximately $(4,003,000) as compared to net loss of approximately $(1,256,000) for the nine months ended March 31, 2014 resulting from the discussion above.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for operating the business. At March 31, 2015 we had a working capital deficit of approximately $1.3 million as compared to working capital deficit of approximately $1.6 million at June 30, 2014. The decreased working capital deficit at March 31, 2015 is primarily attributable to a decrease in accounts payable and accrued expenses of approximately $219,000. During the nine months ended March 31, 2015, we received net proceeds from the issuance of convertible notes amounting to $848,000. The proceeds from these notes were used for working capital purposes and to pay off convertible notes.

Cash flows

Net cash used in operating activities was approximately $563,000 for the nine months ended March 31, 2015 as compared to net cash used in operating activities of approximately $93,000 for the nine months ended March 31, 2014.

In the nine months ended March 31, 2015 cash was used as follows:

●	Net loss was approximately $(4,003,000), partially offset by

●	Net changes in operating assets and liabilities of approximately $(298,000), and

●	Non-cash operating expenses of approximately $4,495,000.

●	Non-cash operating income of approximately $757,000.

In the nine months ended March 31, 2014 cash was used as follows:

●	Net loss was approximately $(1,256,000), partially offset by

●	Net changes in operating assets and liabilities of approximately $886,000, and

●	Non-cash operating expenses of approximately $448,000.

●	Non-cash operating expenses of approximately $171,000.

Net cash provided by investing activities was approximately $16,000 for the nine months ended March 31, 2015 as compared to approximately $18,000 for the nine months ended March 31, 2014. The nine months ended March 31, 2015 reflects the decrease in restricted cash. The nine months ended March 31, 2014 reflects the decrease in restricted cash and the equipment purchases are primarily for the system and process changes.

Net cash provided by financing activities was approximately $669,000 for the nine months ended March 31, 2015 as compared to approximately $105,000 for the nine months ended March 31, 2014. The increase is primarily attributable to the issuance of convertible notes payable which resulted to net proceeds to us for $828,000 offset by payment on notes of approximately $168,000 during the nine months ended March 31, 2015. The increase is primarily attributable to the issuance of convertible notes payable during the nine months ended March 31, 2014.

Off Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as the result of the failure to timely file a Current Report on Form 8-K. We have identified the following material weaknesses in our disclosure controls and procedures as of March 31, 2015:

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

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff and our accounting consultants, but additional effort is needed to fully remedy these deficiencies. The Company intends to continue to hire additional finance and accounting personnel necessary to address the weaknesses once additional capital is obtained which will allow full implementation of needed controls and procedures. Despite the existence of the material weaknesses, we believe that our consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly presents our financial position, results of operations and cash flows for the period ending March 31, 2015 in all material respect.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2015, the Company issued 31,865,350 shares of its unregistered shares of common stock to David Bernstein, its Chief Executive Officer and a member of its board of directors in lieu of $6,373 of deferred compensation owed to Mr. Bernstein and 31,865,350 shares were issued to Vlad Stelmak, the Company’s Chief Operating Officer and a member of its board of directors, in lieu of $6,373 of deferred compensation currently owed to Mr. Stelmak.

During the period from January 1, 2015 through March 31, 2015, the Company issued 2,365,307,705 shares of its unregistered common stock valued at $274,367 in exchange for conversion of debt and accrued interest in the aggregate amount of $25,304.

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

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Bylaws (Incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 as filed with the Commission on May 10, 2011).

3.2	Amended and Restated Articles of Incorporation of WeedHire International, Inc. (Incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the Commission on November 7, 2014).

3.3	Certificate of Designation of Series A Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 21, 2015).

4.1	Convertible Promissory Note between AnythingIT, Inc. and Union Capital, LLC dated August 21, 2014 (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on November 3, 2014).

4.2	Back End Convertible Promissory Note between AnythingIT, Inc. and Union Capital, LLC dated August 21, 2014 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on November 3, 2014).

4.3	Back End Promissory Note between AnythingIT, Inc. and Union Capital, LLC dated August 21, 2014 (Incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K as filed with the Commission on November 3, 2014).

4.4	Convertible Promissory Note between AnythingIT, Inc. and Redwood Fund II, LLC dated August 22, 2014 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on September 16, 2014).

4.5	Convertible Promissory Note between AnythingIT, Inc. and JSJ Investments Inc. dated August 29, 2014 (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on September 9, 2014).

4.6	Convertible Promissory Note between AnythingIT, Inc. and Macallan Partners, LLC dated September 3, 2014 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on September 16, 2014).

4.7	Convertible Promissory Note between AnythingIT, Inc. and KBM Worldwide, Inc. dated September 9, 2014 (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on September 25, 2014).

4.8	Convertible Promissory Note between AnythingIT, Inc. and KBM Worldwide, Inc. dated September 17, 2014 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on September 25, 2014).

4.9	Amendment to Convertible Promissory Note and Back End Convertible Promissory Note between AnythingIT, Inc. and Union Capital, LLC dated September 19, 2014 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on November 3, 2014).

4.10	Convertible Promissory Note between AnythingIT, Inc. and Eastmore Capital, LLC dated September 29, 2014 (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on October 9, 2014).

4.11	Common Stock Purchase Warrant between AnythingIT, Inc. and Eastmore Capital, LLC dated September 29, 2014 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on October 9, 2014).

4.12	Convertible Promissory Note between AnythingIT, Inc. and Vista Capital Investments, LLC dated October 10, 2014 (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on October 17, 2014).

4.13	Convertible Promissory Note between AnythingIT, Inc. and Vista Capital Investments, LLC dated October 17, 2014 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on October 17, 2014).

4.14	Convertible Promissory Note between AnythingIT, Inc. and KBM Worldwide, Inc. dated November 7, 2014 (Incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K as filed with the Commission on November 19, 2014).

4.15	Convertible Promissory Note between AnythingIT, Inc. and Coventry Enterprises, LLC dated November 12, 2014 (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on November 19, 2014).

4.16	Back End Convertible Promissory Note between AnythingIT, Inc. and Coventry Enterprises, LLC dated November 12, 2014 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on November 19, 2014).

4.17	Back End Promissory Note between AnythingIT, Inc. and Coventry Enterprises, LLC dated November 12, 2014 (Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K as filed with the Commission on November 19, 2014).

10.1	Securities Purchase Agreement between AnythingIT, Inc. and Union Capital, LLC dated August 21, 2014 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on November 3, 2014).

10.2	Securities Purchase Agreement between AnythingIT, Inc. and Eastmore Capital, LLC dated September 29, 2014 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on October 9, 2014).

10.3	Securities Purchase Agreement between AnythingIT, Inc. and KBM Worldwide, Inc. dated November 7, 2014 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on November 19, 2014).

10.4	Securities Purchase Agreement between AnythingIT, Inc. and Coventry Enterprises, LLC dated November 12, 2014 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on November 19, 2014).

10.5	Investment Agreement between WeedHire International, Inc. and David Bernstein dated as of January 7, 2015 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 21, 2015).

10.6	Investment Agreement between WeedHire International, Inc. and Vlad Stelmak dated as of January 7, 2015 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on January 21, 2015).

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer*

32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer*

101.INS	XBRL Instance Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.SCH	XBRL Taxonomy Extension Schema **

* filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WeedHire International, Inc.

May 15, 2015	By:	/s/ David Bernstein
	Name:	David Bernstein
Chief Executive Officer and Principal
Financial and Accounting Officer

